Form 10-K405
HARMON INDUSTRIES INC
filed 1995-03-30
CIK 45635

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1994
                          Commission file number 0-7916

                             HARMON INDUSTRIES, INC.

                       IRS Employer Identification Number
                                   44-0657800

                         State or other jurisdiction of
                          incorporation or organization
                                    Missouri

                    (Address of principal executive offices)
               1300 Jefferson Court, Blue Springs, Missouri  64015

               Registrant's telephone number, including area code:
                                 (816) 229-3345

           Securities registered pursuant to Section 12(b) of the Act:


                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                       WHICH REGISTERED

              NONE                         ----------------------------

---------------------------------          ----------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                               COMMON STOCK
                              (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 17, 1995, 6,766,211 common shares were outstanding, and the aggregate market value of the common stock (based upon the closing bid price of these shares per NASDAQ for Over-the Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $109,843,000.

The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

DOCUMENTS INCORPORATED BY REFERENCE
PART II

Item 6:   Selected Consolidated           Pages 14 and 15 of the
          Financial Data.                 Annual Report to Shareholders for the
                                          year ended December 31, 1994.

Item 7:   Management's Discussion         Pages 16 through 21 of
          and Analysis of Financial       the Annual Report to
          Condition and Results of        Shareholders for the year
          Operations.                     ended December 31, 1994.

Item 8:   Financial Statements            Page 22 through 37 of
          and Supplementary Data.         the Annual Report to
                                          Shareholders for the year
                                          ended December 31, 1994.


PART III

Item 10:  Directors and Executive         Pages 3 through 6 of the
          Officers of the Registrant.     Company's
                                          Proxy Statement,dated March 31, 1995

Item 11:  Executive Compensation          Pages 6 through 14 of
          and Other Information.          the Company's Proxy
          Statement dated
          March 31, 1995.

Item 12:  Security Ownership of           Page 2 of the
          Certain Beneficial Owners       Company's Proxy Statement
          and Management.                 dated March 31, 1995.

Item 13:  Certain Relationships and       Page 6 (last paragraph
          Related Transactions            of Election of Directors)
                                          and page 6 ("Certain
                                          Transactions") of the
                                          Company's Proxy Statement
                                          dated March 31, 1995.

                             HARMON INDUSTRIES, INC.

            ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

PART I

ITEM 1.  BUSINESS

     The Company is a leading supplier of signal and train control products to railroads throughout North America and the world. The Company sells its products to Class I and short line freight railroads and to mass rail transit customers. Harmon designs, manufactures, markets and services a broad line of products beneficial to the operating efficiency and safety of its customers. The products include an extensive line of railroad signal and train control systems and related components and services. The Company emphasizes innovation and technology to develop timely and sophisticated solutions to problems that confront its customers. It also provides customized asset management services through a warehousing and distribution business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A rapidly growing share of the Company's sales now involve combining and customizing individual products to meet specific customer applications, representing an evolution for the Company from a supplier of separate products to an integrator of systems able to provide customers with solutions to complex problems. To manufacture this product matrix, the Company employs advanced computerized manufacturing scheduling systems.

     Historically, the largest portion of the Company's sales have been derived from rail/highway crossing warning systems. Through research and development and selective acquisitions, the Company has improved and expanded its product line to include train inspection systems, signal control track circuits, wayside signal control systems, centralized traffic control systems, locomotive control equipment, and radio communication equipment.

INDUSTRY

     FREIGHT RAILROADS

     The domestic freight railroad industry includes Class I, regional and short line railroads. However, the industry is dominated by the 12 large freight carriers that the Interstate Commerce Commission defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market. (1) The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track segments and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

     Many Harmon products are designed to assist the railroads in cutting costs. For example, the 40% decrease in Class I employment levels from 1984 to 1993

----------------------

     (1)This fact and the other statistical information about the Class I railroads in this Annual Report come from RAILROAD FACTS, 1994 EDITION, a recognized industry source for information on Class I railroads.

required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, help ensure the safe switching and passage of trains and facilitate better communication among crew members on a train and between moving trains and railroad traffic controllers.

     Class I railroads have also used Harmon products to increase asset utilization and productivity. The 38% reduction from 1984 to 1993 in the number of Class I railroad freight cars in service required the Class I railroads to look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton miles per employee hour for Class I railroads to increase by 95% from 1984 to 1993. The Class I railroads have become more profitable despite an 18% reduction (in constant 1984 dollars) from 1984 to 1993 in revenue per ton mile.

     Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul segment. The number of intermodal have increased 57% from 1984 to 1993. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above will permit the Class I railroads to better compete in the long haul segment of the freight transportation market. The current momentum of the Class I railroads is important to the success of Harmon.

     Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of underutilized track. From 1984 to 1993, the Class I railroads have reduced their track miles by 26%, to approximately 186,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1984 to 1993, capital expenditures by Class I railroads per mile of track owned has increased from approximately $11,600 to $15,000 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads.

     Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to almost 500, with 34 of these short line railroads being above the threshold of either $40.0 million annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because they generally have smaller administrative, maintenance and engineering staffs; are not required to meet the same maintenance and operating standards as the Class I railroads and are typically not burdened with restrictive collective bargaining agreements.

     The manner in which the short line railroads operate creates significant
opportunities for Harmon.   These railroads typically do not have substantial
engineering or maintenance staffs and, therefore, frequently look to Harmon to provide complete pre-engineered systems. Sales to these customers have become a meaningful portion of the Company's sales. Harmon expects to continue to develop products and services that will meet the evolving maintenance and operating needs of these railroads.

     The market in the freight railroad industry for Harmon products is influenced by the availability of government funding, the relative health of the freight railroad industry and the changing needs that such industry has for various Harmon products. ISTEA (defined later) provides federal funds through 1997 for railroad crossing warning systems in the same amount each year as existed under previous federal legislation. In addition, Harmon expects the Class I railroads to continue their recent favorable financial performance. Accordingly, Harmon expects the equipment maintenance and capital improvement expenditures of Class I railroads to grow in coming years.

     MASS TRANSIT RAILROADS

     The mass rail transit industry includes AMTRAK and numerous existing and proposed commuter and urban transit rail systems. The development of such systems is generally enhanced by the federal funding provided by ISTEA, which nearly doubled the federal funding available annually for mass transit projects. The aggregate amount of federal funds appropriated by ISTEA that is expected to be made available for such projects between January 1992 and September 1997 is $31.5 billion. In addition, ISTEA permits local governments to shift funds otherwise allocated for highway construction into mass transit projects. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Harmon's participation in the expansion of existing or construction of new mass rail transit systems will generally require a long selling cycle and generally result in multi-year contracts. In addition, the selling process requires Harmon to consult regularly with engineers responsible for designing such systems. Such consultation permits Harmon to better understand the requirements of proposed projects and help insure that such projects are designed in a way that will permit use of many Harmon products. See "Business-Marketing and Sales."

     In addition to the mass rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing mass rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and to install in such trains equipment that will protect passengers from human error. An example of the Harmon ability to swiftly address safety concerns is the development by Harmon of its Ultra Cab product after a highly publicized passenger train accident in the Northeast Corridor. As a result of that accident, federal regulators required that all trains operating in the Northeast Corridor be equipped with automatic devices to guard against human error in responding to signals. Conrail, the major freight railroad most affected by this requirement, solicited bids from Harmon and its competitors for development of a product like Ultra Cab. Harmon won this bid and completed development of Ultra Cab, which now enjoys a substantial share of the market in the Northeast Corridor.

     Harmon's first major contract for new construction in the mass rail transit market was the St. Louis Metro Link project, which totalled $4.7 million, the first phase of which entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market. The Company's transit business has grown to include active transit projects in eight major cities in North America. It is difficult to estimate the potential size of this market, particularly since railroad track used extensively by a mass rail transit operator in some metropolitan areas may be owned and maintained by a Class I railroad. Accordingly, sales to Class I railroads of Harmon products expected to upgrade certain areas of railroad track may well be sales that are related to or result from growth in the mass rail transit industry.

INTERNATIONAL OPPORTUNITIES

     The Company has identified certain international markets as opportunities for growth. Standards for the railroad industry in Latin America, Canada, Australia, and certain parts of eastern Asia are generally consistent with the standards of the United States railroad industry. In addition, some nationalized railroads in Latin America are now being privatized and United States freight railroads, many of which are Harmon customers, are potential purchasers or operators of large portions of such track. Harmon expects that its current relationships with such railroads will provide it the opportunity to sell its products to its existing customers for international use. Harmon is also pursuing strategic alliances with other railroad industry suppliers to assist Harmon's efforts to penetrate the international markets. The North American Free Trade Agreement is also expected to provide opportunities for Harmon in Mexico and Canada because the expected growth in trade will increase the railroad traffic in both directions across the borders. Harmon recently acquired the railroad division of SERVO Corporation of America (SERVO), including SERVO's distributors in Western Europe. These contacts should enable the Harmon products to become more widely represented in these markets.

BUSINESS STRATEGY

     Harmon's business strategy is to utilize its technological expertise, ability to install turnkey systems, broad product lines, extensive sales network and customer service orientation to provide high quality products and services to its customers. Harmon plans to continue to expand and improve its product lines and services to meet its customers' needs. Harmon expects that the continued development of its product lines may be accomplished, in part, by strategic acquisitions of product lines or companies that complement the Company's current product lines. Internal development of new products will continue, consistent with Harmon's desire to expand its product base.

     The Company intends to improve its leadership position as a vendor to the freight railroad industry by continuing to expand its long-standing relationships with Class I railroads, continuing to explore opportunities with short line railroads, developing new technologies to meet customer needs, and by adding value through its engineering, installation and asset management services capabilities. The Company has seen and expects to continue to see a shift in its revenue mix from revenues generated strictly from the sale of its individual products to revenues resulting from the sale of complete systems that are designed, installed and, potentially, maintained by the Company. The Company plans to utilize its extensive experience and expertise in the freight railroad industry to expand its presence in the mass rail transit market. The Company has successfully adapted several of its products to the needs of the mass rail transit industry and plans to add to the products and services that it can offer to the mass rail transit market.

     In international markets, the Company intends to continue forming strategic alliances with entities resident in such markets that are familiar with the local customers, the railroad standards and the individuals making the decision to purchase equipment. In addition, the ownership or operation by domestic Class I and short line railroads of railroad track in other countries provides Harmon the opportunity to sell its existing products to its existing customers for international use.

     The Company will continue its cost control system that subjects all research and development, acquisition and capital expenditure programs to a return on investment analysis. If the anticipated return from any such expenditure does not meet objectives set by the Company, such expenditure will generally not be undertaken. The Company is in the process of upgrading its fully integrated financial, manufacturing and inventory control computer system that will assist its efforts to further contain costs.

     Finally, the Company will continue to enhance its Total Quality System, promoting continuous improvement in all aspects of the Company's operations. The Company was one of the first in its industry to institute such a program.

     We continued our training and education efforts to finalize implementation of our total quality system program and to become ISO 9000 certified in 1995. Our unrelenting pursuit of quality in all aspects of our operations has not gone unnoticed by our customers. Last year the Union Pacific gave us its "Quality supplier of the Year" award; later on the Burlington Northern presented us with their similar award, and Conrail awarded us with its quality certification.

PRODUCTS

     The products of the Company can generally be separated into five categories. SIGNAL SYSTEMS include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. TRAIN CONTROL SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); and computer-based traffic control systems (TTM). ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. PRINTED WIRING BOARDS include production of customer designed printed wiring boards for use by other electronics manufacturers. OTHER sales include train inspection systems, communication equipment and products that do not readily fit into the other four categories.

DISCONTINUED OPERATIONS

     Throughout 1990, the Company made a series of decisions designed to curtail or sharply reduce the ongoing losses at three of its unprofitable subsidiaries:
Cedrite Technologies, Inc. ("Cedrite"), Phoenix Data, Inc. ("PDI") and Modern Industries, Inc. ("Modern"). Cedrite manufactured reconstituted railroad ties; PDI manufactured sophisticated data acquisition and analysis systems for industrial, scientific and military uses; and Modern fabricated and assembled grade crossing hardware. Each of these companies had different operating problems, which required separate analysis and separate action plans. The goal of these plans was to eliminate losses and cash requirements of these businesses, leaving the Company with subsidiaries focused in the railroad electronics business and railroad warehouse operations. The Cedrite operation was shut down on April 1, 1991.

     Since Harmon had announced at 1990 year-end that Cedrite would be sold or disposed of in 1991, reserves for the estimated loss on the sale of Cedrite as a going concern were set aside at 1990 year-end. The estimated asset values were based on independent appraisals. Those amounts proved inadequate, and additional pre-tax reserves of $3.8 million were required for 1991 because of unforeseen events that occurred during 1991. At December 31, 1991, four major pieces of equipment remained unsold, which were valued at nil for book purposes. In the first quarter of 1992, the Company received a $250,000 non-refundable deposit for this equipment and recorded a $165,000 after-tax gain on disposal of discontinued operations. At December 31, 1992, Cedrite owned the land adjacent to its factory in Kansas City, Kansas, and it was carried at its estimated net realizable value. During 1993, the remainder of Cedrite's assets were written off, the lease was settled, and Cedrite's interest in the land was tendered back to the seller. There was no activity in Cedrite in 1994.

     PDI was discontinued in 1990, and reserves were set aside at 1990 year-end in an amount equal to the estimated loss on its sale in 1991. All of PDI's assets were sold in 1991 as planned. The sale proceeds essentially matched the reserves; no additional losses were incurred in 1992, 1993 or 1994 and none are expected in future years.

     Modern was merged into another wholly-owned subsidiary of the Company at year-end 1990. Through a combination of a more effective sales effort and sharply reduced operating costs, due largely to staff reductions and savings in manufacturing overhead, the former Modern operation contributed to operating income in 1992, 1993 and 1994 as compared to an operating loss of $2.4 million in 1990 when it operated as an independent subsidiary.

PROFILE OF CURRENT OPERATIONS

     The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales from continuing operations for each of the past three years.


                                  Sales by Product or Service Function(1)

                                          Years Ended December 31,


                             1992                  1993                  1994
                       -----------------     -----------------     -----------------
                                          (dollars in thousands)

                        Amount   Percent      Amount   Percent      Amount   Percent
                       -------   -------     -------   -------     -------   -------
Signal Systems         $34,186    41.4%     $ 36,035    36.5%     $ 35,448    29.8%

Train Control Systems   29,065    35.2%       37,585    38.0%       45,711    38.4%

Asset Management
Services                 3,947     4.8%       10,223    10.3%       20,894    17.5%

Printed Wiring Boards    6,601     8.0%        6,180     6.3%        6,307     5.3%

Other                    8,717    10.6%        8,761     8.9%       10,767     9.0%
                        ------   ------       ------   ------      -------   ------


            Total      $82,516   100.0%     $ 98,784   100.0%     $119,127   100.0%
                       -------   ------     --------   ------     --------   ------

     (1)Sales volumes shown above are gross totals and do not include cash discounts or deferred contract revenue. As a result, there are small differences between the figures in this table and those presented in the Consolidated Statements of Operations. See "Financial Statements." The differences do not affect the validity of the discussion and analysis.


PRODUCTS

     While the Company's principal products or services have been grouped for purposes of discussion by primary product or service function, each product or service interrelates or is complementary to other Company products and substantially all products and services (except printed wiring boards) are marketed to the railroad industry.

     SIGNAL SYSTEMS include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of complete systems utilizing these products. Rail/highway crossing warning systems activate flashing lights and audible bells, and initiate the lowering of crossing gates to provide traffic barriers in installations so equipped. While the Company offers complete systems, the more sophisticated electronic equipment that activates the warning lights or crossing gates is often sold separately.

     The Harmon Railroad Crossing Processor (HXP) and the Phase Motion Detector
(PMD) are the trade names for the electronic controllers used in most of these systems. The HXP is the Company's most sophisticated device for control of railroad crossing warning devices, and is protected by U.S. patent #4,581,700. It uses microprocessors to calculate the train's speed and distance to the crossing and provides a consistent warning time. The less costly PMD activates the warning device when the approaching train is within a predefined distance from the crossing and may be used over a wider range of trackside conditions.

     For many years, substantial funds have been designated from the federal highway trust fund for improvement of safety at highway railroad crossings. The Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA) has continued this categorical funding through September 1997 at the $160 million/year level. An additional amount of money is available from the general highway funds at the individual states' discretion. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     As with all programs under this Act, with the exception of new Interstate Highway construction, the federal government is now only paying an 80% share (vs. 90% share for prior funding), with the remaining amount to be paid by states and local authorities. Several states have taken steps to raise their taxes to fill this void.

     Another important provision of this Act is funding for mass transit projects. Over the life of the Act, $31.5 billion has been allocated for capital improvements as well as operations funding. This amount almost doubles that provided by previous legislation. In addition, Congress has given state highway and transportation departments increased flexibility to determine if highway funds should be used to fund transit projects. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     TRAIN CONTROL SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller (VHLC); car-borne equipment (Ultra Cab); and computer-based dispatch and traffic control systems
(TTM). Signal control track circuits control signals regulating train traffic by sending and receiving coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Signal control track circuits are the principal product of Electro Pneumatic

Corporation (EPC). Computer-based dispatch systems monitor and control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control towers and related personnel otherwise required. Although the technology is similar, each system requires individualized design and specialized software.

     Interlocking control equipment controls the track switches and train signals at intersections or junction points (interlockings) where main tracks cross or merge, or where trains may cross over between adjacent main tracks at running speeds. Interlockings generally employ data telemetry to and from a remote location (site of the computer-based dispatch system) and also frequently interface to signal control track circuits. Interlockings use standard products but often require extensive application engineering to define a site-specific configuration.

     Ultra Cab communicates speed commands directly to moving locomotives through electrical currents in the rails, displays the resulting speed requirements to the engine crew using colored light signals in the cab, and enforces compliance with the speed commands by initiating an automatic brake application if the engineer fails to stay within prescribed limits. These products are being purchased for several specialized requirements including a response to a Federal Railroad Administration safety ruling issued approximately six years ago that affects trains operating in the Northeast Corridor.

     PRINTED WIRING BOARDS include production of customer designed printed wiring boards (PWB) for shipment to other electronics manufacturers. A substantial portion of the plant capacity for PWB's is used in the Company's own products.

     ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. Asset management services include the revenues of CAMCO. In late 1988, CAMCO received its first orders and began providing services for the railroad industry including assembly and storing of materials for track projects. CAMCO provides other services including purchasing and distribution of communication and signal inventory. CAMCO's success has helped Harmon diversify from a predominantly manufacturing operation into the service portion of the railroad supply industry.

     The category OTHER includes a variety of items. One of these is radio communication equipment which includes mobile and stationary two-way radios specifically designed for railroad applications involving transmission of voice and/or data messages. Another item included is train inspection systems that monitor information regarding a moving train as it passes by a train inspection site. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated bearings of passing rail cars. Overheated bearings, if not detected in time, are likely to cause derailments, resulting in substantial expense and liability to the railroads. Some hot bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and potentially derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

PRODUCT DEVELOPMENT AND PATENTS

     The Company considers product development essential to both maintaining its market position and to future growth. Product innovation has been a major contributor to the Company's profitability during the past few years, as the railroads have sought more cost effective methods of controlling and monitoring train operations. Frequently, a customer's technical staff works closely with the Company's staff on the design of a system or component parts. The Company will continue to focus on rapid response to customer needs in its introduction of new products. The Company anticipates increasing its efforts and expenditures for product development.


     The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictate the need. Major development efforts have recently concentrated on several key areas: (i) expanded capabilities for its microprocessor-based interlocking control and continued development of an assortment of its complementary accessories and support tools, (ii) continued development of several different versions of its cab signal and speed enforcement system, (iii) continued enhancement of the latest generation microprocessor-based system for grade crossing controls (the HXP-3), (iv) adapted track circuits and accessories for use in electrified mass rail transit applications, and, (v) initial development of a "communication-based" control system which will use independent position tracking equipment on each train, will use messages transmitted over data radio to report location of trains to the wayside control equipment and send movement authorities to trains from the wayside control equipment. Development of these products is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the mass rail transit market.

     Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately $3,541,000, $3,442,000 and $4,561,000 in the years ended December 31, 1992,
1993 and 1994, respectively, on research and development activities related either to the improvement of existing products or to the development of new products. While the dollar amount classified as research and development has fluctuated over the years, the number of engineers in the Company's employ has increased. A significant portion of the engineering resources are involved in applying recently developed products to specific customer needs. In addition to expanding its product line by means of internal research and development, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of the railroad division of SERVO, the Company obtained their technology and R&D projects along with a significant research workforce that is already in place.

     Although the Company believes that its patents and patent applications have value, the Company relies primarily on trade secrets to protect its technology. Rapidly changing technology makes the Company's future success dependent on the technical competence and creative skill of its personnel.

MARKETING AND SALES

     The Company's products are sold to the freight railroads and mass rail transit industries through experienced direct sales employees who work closely with the Company's customers to identify existing or potential products to improve efficiency. The Company's sales force is organized along industry lines. A separate group is primarily responsible for sales to each of the market segments: Class I, short line and mass rail transit.

     The international marketing organization is assisted by two distributors in which the Company has a minority interest and that operate in countries where the Company has a significant market presence. Henkes-Harmon Industries, Pty. Ltd. is based in Victoria, Australia and sells the Company's products in

Australia. Vale-Harmon Enterprises, Ltd. is based in Quebec, Canada and sells Harmon products to the Canadian railroads. The Company also utilizes foreign nationals to assist the Company's sales staff with sales in other foreign markets. The addition of the distributor network associated with the SERVO acquisition should enable Harmon to increase its penetration in the international market, particularly in Western Europe. Additionally, Harmon recently announced it has entered into a sales representation agreement with HLK Services Ltd. USA to increase Harmon's sales representation in China and Hong Kong.

     Harmon is also considering strategic alliances with entities that design and manage the construction and expansion of track systems to assist Harmon with sales in the United States and elsewhere. The Company's products are sold individually or are packaged together as a system to provide a broad array of combined products and services. Although sales of some of the Company's products are seasonal, the Company does not consider its business generally to be seasonal.

     The Company is actively pursuing opportunities in the United States mass rail transit and the international freight railroad markets. Sales in these areas, especially mass rail transit, are usually large, multi-year contracts for major new installations compared with individual product sales that typically occur in the freight market. If the Company is successful in obtaining such contracts, which are generally awarded on a fixed price bid basis, significant variations in overall sales and backlog may result.

BACKLOG

     The Company's backlog of orders was approximately $44.6 Million at December 31, 1994. Management believes that substantially all of these orders are firm and will be filled during 1995. The backlog of orders was approximately $40.5 Million at December 31, 1993, the majority of which were filled during 1994. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling. During January 1995, two customers cancelled $1.3 Million in orders, which are not included in the $44.6 Million in backlog noted above. These cancellations were driven by external forces on our customers and did not arise from problems or complaints concerning Harmon products or service.

COMPETITION

     The Company's business is highly competitive. The Company competes effectively on the basis of the reliability and design of its products, customer service and price. Competition will require the Company to continue to introduce new products and services to its customers. The Company's three major competitors, all of which are subsidiary units of foreign companies, appear to have greater financial resources than the Company. Nonetheless, the Company has demonstrated its ability to develop and introduce new products and expects that a continuation of such ability will permit it to maintain its competitive position.

WARRANTY AND FIELD SERVICE

     The Company provides a high level of customer support through warranty and customer service departments. The Company's engineers and technicians provide field service support, repairs and customer training in the use and maintenance of the Company's products. These efforts are important to maintain customer satisfaction and learn of customer needs, but do not now directly generate significant revenue for the Company.

MANUFACTURING

     Manufacturing consists of the assembly of component parts either purchased from others or produced internally and the production of printed wiring boards. The Company generally manufactures products in response to specific customer orders and specifications and, as a result, does not maintain a significant finished goods inventory. Furthermore, an increasing number of the products sold by the Company are incorporated into a complete system that is assembled by the Company and delivered as a package.

     The Company's employees participate in the Total Quality System, working in teams to improve processes and products. Harmon was one of the first vendors to the railroad industry to institute a total quality program and considers its program to be an important part of its continuing efforts to improve its manufacturing process and products.

     The Company is dependent upon a continuing supply, both domestic and foreign, of some component parts and materials. The Company occasionally experiences some delays in the availability of certain component parts and materials, and in many cases suppliers require long lead times. In recent years, there has been no significant interruption of the Company's business due to a shortage of components or manufacturing materials.

EMPLOYEES

     As of December 31, 1994, the Company had 985 full-time employees. There were 864 employees in manufacturing, 30 in marketing and sales and 91 in general and administrative services. Some of the 864 manufacturing employees are engaged in research and development. The Company estimates that the time expended on research and development equals approximately 55 full-time employees. In addition, the Company estimates that approximately 73 full-time employees are involved in applications engineering. In general, the Company believes its relations with its employees are excellent. The Company's employees are not covered by a collective bargaining agreement.

ITEM 2.

PROPERTIES

     The Company owns or leases an aggregate of approximately 500,000 square feet of space for manufacturing, warehousing, research and general office use. In addition, the Company owns 32 acres of land zoned for industrial use, on which the Grain Valley manufacturing and research facilities, and the Warrensburg component plant are located. All real property owned or leased by the Company is subject to liens arising from the Company's long term debt, as described in Note 4 of Notes to the Consolidated Financial Statements. The following table summarizes the Company's principal facilities.



                                              Floor Space    Annual Lease      Expiration
    Location            Principal Use        (Square Feet)    Payment (1)      Date Of Lease
    --------            -------------         -----------    ---------         -------------
Grain Valley,       Design and manufacture       77,750          Owned           Owned (2)
Missouri            of electronic products
(2 facilities)      and railroad signal
                    systems


Warrensburg,        Manufacture of               48,000          Owned             Owned
Missouri            railroad crossing
                    warning systems and
                    hardware


Warrensburg,        Manufacture of printed       30,400          Owned             Owned
Missouri            wiring boards


Jacksonville,       Design and manufacture       86,800       $185,050          12-31-96(3)
Florida             of railroad crossing
                    warning systems and
                    hardware


Omaha,              Design of railroad           16,400        $16,400          5-31-97(4)
Nebraska            crossing warning
                    systems


Louisville,         Design of railroad            8,293        $42,000            8-31-95
Kentucky            crossing warning
                    systems


Riverside,          Administration and           88,027       $337,139            9-30-96
California          product design,
(3 facilities)      management information
                    service operations and
                    manufacture of
                    electronic products


Riverside,          Assembly, storage            60,000       $241,200          8-07-95(5)
California          and distribution of
                    products for the
                    railroad industry


Riverside,          Assembly storage             47,000       $106,000          2-01-96(8)
California          and distribution
                    of products for the
                    railroad industry


Lee's Summit,       Assembly, storage and        20,000        $42,000          4-20-99(60)
Missouri            distribution of
                    products for the
                    railroad industry


Lee's Summit,       Assembly storage             10,000        $30,840          6-30-95(7)
Missouri            and distribution
                    of products for the
                    railroad industry


Blue Springs,       Corporate                    14,166       $135,930          11-01-98(9)
Missouri            Headquarters


(1) For additional discussion and information concerning the Company's lease commitments, see "Financial Statements - Note 7 of Notes to the Consolidated Financial Statements."

(2) See "Financial Statements - Note 4 of Notes to the Consolidated Financial Statements."

(3) The base minimum lease payments increase to $203,410 per year from January 1, 1995 through December 31, 1996.

(4) The full year 1995 - 1997 minimum base lease payment schedule is shown below:
       7/1/94 to 5/31/95  $1,370 per month
       6/1/95 to 5/31/96  $1,541 per month
       6/1/96 to 5/31/97  $1,678 per month




(5) The Company has the option to extend and renew this lease for three successive one year terms after August 7, 1995.

(6) The annual lease payment increases to $66,000, $70,000, $73,000 and $77,000 for the second, third, fourth and fifth years respectively. The Company may terminate this lease after the thirty-ninth month of the lease upon payment of a predetermined early termination fee.

(7) The Company has the option to extend and renew this lease for four successive one year terms after June 30, 1995.


(8) Effective February 1, 1995, the Company leased 47,000 square feet of space at an annual lease payment of $106,920. The Company has the option to extend and renew this lease for one year after February 1, 1996.

(9) The Company has the option to renew the lease for up to two successive five year terms.


     In addition to these facilities, the Company also leases office space in Grain Valley and Blue Springs, Missouri. The Company owns all significant machinery and equipment used in its manufacturing operations. Management believes that its facilities are adequate for current and foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

                               GRAIN VALLEY MATTER


     During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"), and negotiations are underway regarding the extent of remedial or clean up actions and monitoring requirements. MDNR has approved the Company's Closure/Post-Closure Plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. The Company submitted a post-closure permit application to MDNR in October 1993. No permit has yet been issued by MDNR in draft or final form. Any groundwater or other remediation requirements will be set forth in the post-closure permit. To date, the exact extent of and cost of all remedial action or monitoring which may be mandated by the MDNR have not been finally determined. Nonetheless, the Company has designed and installed a system to begin soil remediation and expect that system will be required to continue in operation until at least January 1996. The Company has established a trust fund to provide financial assurance for the anticipated closure and post-closure costs of $700,608 to be incurred over approximately 30 years. To date, the Company has contributed $393,227 to a trust to cover these costs.

     On September 30, 1991, the EPA issued a Complaint against the Company alleging violations of the Resource Conservation and Recovery Act ("RCRA") and

RCRA regulations in its disposal of the solvents that created the contamination described above. The Complaint initially sought penalties in the amount of $2,777,000 and proposed certain compliance actions. On December 6, 1993, EPA amended its Complaint to decrease the amount of proposed penalties to $2,343,706. The Company is vigorously defending the EPA Complaint and related proposed penalties under RCRA. Management believes that all of the allegations are for technical violations.

     The case proceeded to hearing before an Administrative Law Judge on January 12-14, 1994, on the issue of penalties. The Company presented evidence on a variety of penalty reduction theories, including good faith, minor potential harm to human health and the environment, and economic benefit. On December 12, 1994, the Administrative Law Judge issued an Initial Decision, in which he assessed penalties of $586,716 against the Company. Additionally, the Judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unattainable. On January 9, 1995, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board. On appeal, the Company will argue that the complaint is barred by the federal statute of limitations, that EPA lacks jurisdiction to bring the Complaint and that the penalties assessed against the Company are excessive in light of the Company's discovery during an internal audit and subsequent voluntary disclosure and clean-up. The Company will also argue that the Judge's Order for the Company to obtain liability coverage is inconsistent with the State Consent Decree and violates the spirit of the RCRA state authorization provisions. EPA did not appeal the Initial Decision, but is expected to file a reply to the Company's appeal.

     Special legal counsel has advised that the penalties sought by EPA in this case are consistent with its applicable penalty guidelines that were adopted by the EPA in October, 1990. Based on the Company's cooperation with MDNR (which has original jurisdiction and, therefore, primary responsibility in the matters complained by the EPA), in voluntarily disclosing the alleged violations, and in promptly undertaking all remedial actions specified to date by the MDNR, the penalties appear to the Company's special legal counsel to be excessive. However, because so few analogous cases have been disposed of by settlement or by administrative or judicial proceedings since the new penalty guidelines were adopted, special legal counsel cannot express an opinion as to the ultimate amount, if any, of the Company's liability. Since the amount of the penalties cannot be reasonably determined at this time, no estimate is included here or in the financial statements.

                                  OTHER MATTERS

     The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management of the Company, after consulting with legal counsel, the liabilities, if any, resulting from these matters are not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

     At February 1, 1995, the following securities firms were making a dual auction market in the Company's common stock:

     George K. Baum & Company
     Dillion, Read & Co., Inc.
     Herzog, Heine, Gedule, Inc.
     Piper Jaffray Companies Inc.
     Sherwood Securities Corp.
     Troster Singer Corporation

     The approximate number of holders of record for the Company's common stock as of March 17, 1995 was 679.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure as described in Item 304 of Regulation S-K. There has been no change in the Company's accountants within the preceding twenty-four months.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the officers and key employees of the Company. This information should be read in connection with the Company's Proxy Statement (Pages 3 through 4).

                                                  Principal Occupation
Individual             Office                Age  For the Last Five Years
----------             ------                ---  -----------------------
Breshears, Ronald G.   VP-Human Resources     48  VP-Human Resources of the
                                                  Company since 7/1/81.

Daniels, Richard A.    VP-Transit Sales       54  Appointed VP-Transit Sales
                                                  2/1/93. Prior to that,
                                                  Director Transit/Commuter
                                                  Systems of the Company since
                                                  April 1991; prior to that held
                                                  several positions with the
                                                  Company, including VP-
                                                  Engineering of Harmon
                                                  Electronics, since 1986.

Foudree, Charles M.    Exec. VP-Finance,      50  Exec. VP of the Company
                       Secretary and              since 9/9/86. Secretary
                       Treasurer                  of the Company since
                                                  2/2/82. Treasurer of the
                                                  Company since 2/5/74.

Harmon, Robert E.      Chairman of the        55  Chairman of the Board
                       Board                      of the Company since 2/4/75.
                                                  Chief Executive Officer of the
                                                  Company from 8/1/90 through
                                                  12/31/94. Prior to that,
                                                  President of the Company
                                                  from 11/17/69 through 7/31/90.

Heggestad, Robert E.   VP-Technology          56  VP-Technology of the
                                                  Company since 10/2/86.

John, James R.         President of           46  President of CAMCO since
                       Consolidated Asset         March 1992. Prior to that VP-
                       Management Co., Inc.       Manufacturing of Harmon
                       (CAMCO)                    Electronics, Inc. since
                                                  February 1987.

Johnson, John W.       VP-Domestic Sales      48  Appointed VP-Domestic Sales
                                                  2/1/93.  Prior to that
                                                  Director-Product Support for
                                                  the Company since March 1992;
                                                  prior to that held several
                                                  positions with the Company,
                                                  including Sales Manager-Signal
                                                  Products, Director of
                                                  Engineering for Harmon
                                                  Electronics, Director of
                                                  Customer Service and Sales
                                                  Director since 1972.

                                                  Principal Occupation
Individual             Office                Age  For the Last Five Years
----------             ------                ---  -----------------------
Kaiser, Lloyd T.       President of           43  President of Harmon
                       Harmon Electronics,        Electronics, Inc. since
                       Inc. (HEI)                 March 1992; prior to that
                                                  VP-Research & Development
                                                  of Harmon Electronics, Inc.
                                                  (HEI) since 4/1/91; President
                                                  of Phoenix Data, Inc. since
                                                  7/15/89; prior to that General
                                                  Manager of HEI Component
                                                  Division since 9/15/86; prior
                                                  to that Sales Mgr. of the
                                                  Component Division since
                                                  6/9/86.

Olsson, Bjorn E.       President & Chief      49  Chief Executive Officer
                                                  of the Executive Officer
                                                  Company since 1/1/95.
                                                  President of the Company since
                                                  8/1/90. Chief Operating
                                                  Officer of the Company from
                                                  8/1/90 through 12/31/94. Prior
                                                  to that VP of Corporate
                                                  Development of Investment AB
                                                  Cardo since 1987.

Ryker, Gary E.         Exec. VP-Marketing,    45  Appointed Exec. VP-Marketing,
                       Sales and Service          Sales and Service 2/1/93.
                                                  Prior to that VP-Marketing and
                                                  Sales of the Company since
                                                  9/1/92; prior to that
                                                  Marketing and Operations
                                                  Director and Marketing and
                                                  Support Manager for Railroad
                                                  Electronics for Rockwell
                                                  International since 1979.

Scheerer, William J.   VP-Business            47  Appointed VP-Business
                       Development                Development 1/4/94. Prior to
                                                  that held various positions
                                                  with the CSX Railroad, the
                                                  latest one being Chief
                                                  Engineer Train Control for CSX
                                                  Transportation.

Schmitz, Stephen L.    VP-Controller          41  VP-Controller of the
                                                  Company since 11/1/83.

Smith, Noel B.         President of           53  President of Electro
                       Electro Pneumatic          Pneumatic Corporation since
                       Corporation (EPC)          4/1/90. For more than 5 years
                                                  prior to that Gen. Mgr. of
                                                  Safetran Systems Corporations'
                                                  Electronic Div.

     Although some of the above have employment agreements which provide for twelve months of continued employment on a rolling basis, all of the above serve as officers at the pleasure of the respective Board of Directors and are appointed for one year terms.

The following is a list of the Board of Directors of the Company:

Individual                    Affiliation
----------                    -----------
Robert E. Harmon              Chairman of the Board

Thomas F. Eagleton            Attorney-at-Law, Thompson & Mitchell
                              St. Louis, Missouri

Bruce M. Flohr                Chairman, President, CEO
                              RailTex, Inc., San Antonio, Texas

Charles M. Foudree            Executive Vice President-Finance,
                              Treasurer and Secretary


Rodney L. Gray                Chairman & CEO
                              Enron International, Inc., Houston, Texas

Herbert M. Kohn               Attorney-at-Law, Bryan Cave
                              Kansas City, Missouri

Douglass Wm. List             Management Consultant
                              Baltimore, Maryland

Gerald E. Myers               Management Consultant
                              Tempe, Arizona

Bjorn E. Olsson               Chief Executive Officer and President

Donald V. Rentz               President, Graham Wholesale Floral
                              Graham, Texas

Judith C. Whittaker           Vice President-Legal, Hallmark Cards, Inc.
                              Kansas City, Missouri

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

          (a)(1)  Financial Statements

                  The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1994 Annual Report to Shareholders at the following pages:
                                                                  Page
                                                                  ----
                  Independent Auditors' Report                      37
                  Consolidated Balance Sheets -
                    December 31, 1994 and 1993                   22-23
                  Consolidated Statements of Earnings -
                    Years ended December 31, 1994, 1993 and 1992    24
                  Consolidated Statements of Stockholders'
                    Equity - Years ended
                    December 31, 1994, 1993 and 1992                25
                  Consolidated Statements of Cash Flows -
                    Years ended December 31, 1994, 1993, and 1992   26
                  Notes to Consolidated Financial
                    Statements                                    27-35

          (a)(2)  Financial Statement Schedules

                  Selected Financial Data - for the years ended December 31, 1994, 1993 and 1992, are attached hereto at the following pages:

                  Independent Auditors' Report on Financial
                    Statement Schedule                              25
                  Schedule VIII - Valuation and Qualifying
                    Accounts                                        26

                  All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

          (a)(3)  Exhibits:

                  Exhibit No.                                    Page
                  -----------                                    ----
                   3(i)Amendment to Articles of Incorporation    27
                  11   Computation of Weighted Averages
                       Shares Outstanding                        28 thru 29
                  13   Sections of the 1994 Annual Report to
                       Shareholders                              30 thru 53
                  21   Listing of Subsidiaries                   54
                  N/A  Notice of Annual Meeting and
                       Proxy Statement dated March 31, 1995      55 thru 72

(b)       Reports on Form 8-K:

                  The Company filed a Form 8-K as of December 20, 1994 reporting the acquisition of the transportation division of SERVO Corporation of America. The financial statements related to this acquisition were filed on March 3, 1995.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARMON INDUSTRIES, INC.




Date:   March 24, 1995                  By: /S/ Bjorn E. Olsson
                                            -------------------
                                            Bjorn E. Olsson
                                            President

Date:   March 24, 1995                  By: /S/ Charles M. Foudree
                                            ----------------------
                                            Charles M. Foudree
                                            Executive Vice President-
                                            Finance

Date:   March 24, 1995                  By: /S/ Stephen L. Schmitz
                                            ----------------------
                                            Stephen L. Schmitz
                                            Vice President-Controller

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:


By:                                     Date:   March 24, 1995
        ----------------------
        Thomas F. Eagleton, Director


By:     /S/ Bruce M. Flohr              Date    March 24, 1995
        ------------------
        Bruce M. Flohr, Director


By:     /S/ Charles M. Foudree          Date:   March 24, 1995
        ----------------------
        Charles M. Foudree, Director


By:                                     Date:   March 24, 1995
        ------------------
        Rodney L. Gray, Director


By:     /S/ Robert E. Harmon            Date:   March 24, 1995
        --------------------
        Robert E. Harmon, Director


By:     /S/ Herbert M. Kohn             Date:   March 24, 1995
        -------------------
        Herbert M. Kohn, Director


By:     /S/ Douglass Wm. List           Date:   March 24, 1995
        ---------------------
        Douglass Wm. List, Director


By:     /S/ Gerald E. Myers             Date:   March 24, 1995
        -------------------
        Gerald E. Myers, Director


By:     /S/ Bjorn E. Olsson             Date:   March 24, 1995
        -------------------
        Bjorn E. Olsson, Director


By:     /S/ Donald V. Rentz             Date:   March 24, 1995
        -------------------
        Donald V. Rentz, Director


By:     /S/ Judith C. Whittaker         Date:   March 24, 1995
        -----------------------
        Judith C. Whittaker, Director

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Harmon Industries, Inc.:


Under date of February 3, 1995, we reported on the consolidated balance sheets of Harmon Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


In our opinion, this financial statements schedule, shen considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






Kansas City, Missouri
February 3, 1995

                                                                   SCHEDULE VIII



                    HARMON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



                                         Charged to
                             Beginning   costs and   Recoveries     Ending
    Description              Balance     Expenses    (Deductions)   Balance
    -----------              ---------   ----------  ------------   -------
Year ended December 31,
1992:
  Allowance for doubtful
     trade accounts
     receivable              $   249        $  -        $   17       $  232
                             -------        ----        ------       ------
                             -------        ----        ------       ------

  Reserve for assets
     of discontinued
     operations              $ 5,992        $  -        $3,536       $2,456
                             -------        ----        ------       ------
                             -------        ----        ------       ------

Year ended December 31,
1993:
  Allowance for doubtful
     trade accounts
     receivable              $   232        $  -        $  (9)       $  241
                             -------        ----        ------       ------
                             -------        ----        ------       ------
  Reserve for assets
     of discontinued
     operations              $ 2,456        $  -        $2,456       $    -
                             -------        ----        ------       ------
                             -------        ----        ------       ------

Year ended December 31,
1994:
  Allowance for doubtful
     trade accounts
     receivable              $   241        $  1        $  118       $  360
                             -------        ----        ------       ------
                             -------        ----        ------       ------