Form 10-Q
period 1995-03-31
HARMON INDUSTRIES INC
filed 1995-05-09
CIK 45635

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended    March 31, 1995    Commission File No.    0-7916
                 ----------------------                   ------------

                             HARMON INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Missouri                                    44-0657800
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


               1300 Jefferson Court, Blue Springs, Missouri 64015
- - --------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code     816-229-3345
                                                  --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
   ---------   ---------

The number of shares of Registrant's common stock outstanding as of March 31, 1995 was 6,766,211.

                         PART I.   FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.   FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 1995 and December 31, 1994 as well as the results of its operations for the interim periods ended March 31, 1995 and March 31, 1994.

                                          HARMON INDUSTRIES, INC.
                                    Consolidated Statements of Earnings
                                 For Periods Ended March 31, 1995 and 1994
                                          In thousands of dollars
                                                (Unaudited)


                                                                    Three months ended March 31
                                                                      1995              1994
                                                                  -------------     -------------
Net sales                                                       $       29,415    $       25,902
Cost of sales                                                           21,330            17,503
Research and development expenditures                                    1,022               990
                                                                  -------------     -------------
  Gross profit                                                           7,063             7,409
Selling, general and
  administrative expenses                                                5,612             4,837
Amortization of cost in
  excess of fair value of
  net assets acquired                                                      133                33
Miscellaneous (income) expense-net                                         (25)               (4)
                                                                  -------------     -------------
  Operating income                                                       1,343             2,543

Interest expense                                                          (147)              (43)
Investment income                                                           17                14
                                                                  -------------     -------------
  Earnings before income taxes                                           1,213             2,514

Income tax expense (benefit):
  Current                                                                  535             1,063
  Deferred                                                                 (28)              (45)
                                                                  -------------     -------------
                                                                           507             1,018
                                                                  -------------     -------------

Net earnings                                                    $          706    $        1,496
                                                                  -------------     -------------
                                                                  -------------     -------------


Net earnings per common share                                   $         0.10    $         0.23
                                                                  -------------     -------------
                                                                  -------------     -------------


Weighted average shares outstanding                                  6,814,783         6,551,192
                                                                  -------------     -------------
                                                                  -------------     -------------


                                    HARMON INDUSTRIES, INC
                                  Consolidated Balance Sheets
                                    In thousands of dollars
                                          (UNAUDITED)


                                                               March 31,   December 31,
                                                                 1995          1994
                                                              ----------  --------------
Assets
Current assets:
     Cash and cash equivalents                               $       571 $         250
     Trade receivables, less allowance for doubtful accounts
        of $363,000 in 1995 and 360,000 in 1994                   19,798        21,457
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                      1,739         1,321
     Inventories:
        Work in process                                            7,421         5,763
        Raw materials and supplies                                13,234        11,955
                                                              ----------  ------------
                                                                  20,655        17,718

     Income tax receivable                                           168           667
     Deferred tax asset                                              614           586
     Prepaid expenses and other current assets                       987           731
                                                              ----------  ------------
              Total current assets                                44,532        42,730
                                                              ----------  ------------

Property, plant and equipment, at cost:
     Land                                                            356           164
     Buildings                                                     5,077         4,596
     Machinery and equipment                                      12,004        11,680
     Office furniture and equipment                               12,367        11,711
     Transportation equipment                                        995           928
     Leasehold improvements                                        1,744         1,600
                                                              ----------  ------------
                                                                  32,543        30,679
     Less accumulated depreciation and amortization               20,276        19,610
                                                              ----------  ------------
           Net property, plant and equipment                      12,267        11,069

Deferred tax asset                                                   500           500
Cost in excess of fair value of net assets acquired,
     net of accumulated amortization of                            7,972         7,967
     $1,482,000 in 1995 and $1,349,000 in 1994
Deferred compensation asset                                        5,823         5,146
Other assets                                                         871           983


                                                              ----------  ------------
                                                             $    71,965 $      68,395
                                                              ----------  ------------
                                                              ----------  ------------


                                                             March 31,   December 31,
                                                               1995         1994
                                                            ----------  -------------
Liabilities and Stockholders' Equity
Current liabilities:
     Current debt installments                            $        339 $       1,174
     Accounts payable                                            8,415         8,646
     Accrued payroll, bonus and employee beneift plan
        contributions                                            4,464         7,327
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                                 1,325         1,420
     Other accrued liabilities                                   2,557         2,493
                                                            ----------  ------------
              Total current liabilities                         17,100        21,060
                                                            ----------  ------------

Deferred compensation liability                                  3,605         3,539
Long-term debt                                                   7,476           733
                                                            ----------  ------------
              Total liabilities                                 28,181        25,332


StockCommon stock of $.25 par value; aurthorized
        20,000,000 shares, issued 6,766,211 in 1995
        and 6,728,252 in 1994                                    1,692         1,682
     Additional paid-in capital                                 22,724        22,719
     Retained earnings                                          19,368        18,662
                                                            ----------  ------------
              Total stockholders' equity                        43,784        43,063


                                                            ----------  ------------
                                                          $     71,965 $      68,395
                                                            ----------  ------------
                                                            ----------  ------------


                                    HARMON INDUSTRIES, INC
                             Consolidated Statements of Cash Flows
                               For the three month periods ended
                                    March 31, 1995 and 1994
                                    In thousands of dollars
                                          (Unaudited)


                                                                 March 31,       March 31,
                                                                   1995            1994
                                                              --------------- ---------------
Cash flows from operating activities:
Net earnings                                                 $           706 $         1,496
Adjustments to reconcile net earnings to net cash
   provided by operating actvities:
    Depreciation and amortization                                        875             599
    Gain on sale of property, plant and equipment                        (21)             (1)
    Deferred tax expense (benefit)                                       (28)            (45)
Changes in assets and liabilities:
    Trade receivables                                                  1,659           1,106
    Inventories                                                       (2,727)         (2,722)
    Estimated cost, earnings and billings on contracts                  (513)         (1,181)
    Income tax receivable                                                499              --
    Prepaid expenses                                                    (256)           (622)
    Accounts payable                                                    (231)            430
    Accrued payroll and benefits                                      (2,863)         (1,702)
    Current income taxes                                                  --             753
    Other liabilities                                                     64            (140)
    Other deferred liabilities                                            66              11
                                                              --------------- ---------------
       Total adjustments                                              (3,476)         (3,514)
                                                              --------------- ---------------
             Net cash used in operating activities                    (2,770)         (2,018)
                                                              --------------- ---------------

Cash flows from investing activities:
Capital expenditures                                                  (1,175)         (1,020)
Proceeds from sale of property, plant and equipment                       58              --
Deferred compensation contributions                                     (677)           (407)
Other investing activities                                               112             102
SERRMI acquisition                                                    (1,150)             --
                                                              --------------- ---------------
             Net cash used in investing activities                    (2,832)         (1,325)
                                                              --------------- ---------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                    15             133
Proceeds from issuance of long-term debt                                  --             332
Net borrowings under line of credit agreements                         6,000              --
Principal payments of long-term debt                                     (92)            (45)
                                                              --------------- ---------------
             Net cash provided by financing activities                 5,923             420
                                                              --------------- ---------------
Net increase (decrease) in cash and cash equivalents                     321          (2,923)
Cash and cash equivalents at beginning of year                           250           3,065
                                                              --------------- ---------------
Cash and cash equivalents at end of period                   $           571 $           142
                                                              --------------- ---------------
                                                              --------------- ---------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                 $           109 $            35
    Income taxes                                             $            37 $           310


                         PART I.   FINANCIAL INFORMATION
                         -------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the three months ended March 31, 1995 increased 14% over the $25.9 million for 1994. The sales increase was present in many of our products, with the largest increases in train inspection systems, carborne equipment and signal control track circuits. Sales of products acquired last year from the SERVO Corporation of America (SERVO) are included in train inspection systems and they accounted for the increased sales for that category. The SERVO acquisition should add approximately ten million dollars in sales this year.

Margins decreased 4.6% from 28.6% last year to 24.0% this year. The major reasons for the decrease are changes in product mix; larger volume of low margin pass through services sold as a portion of our systems business; and planned lower margins associated with the products acquired from SERVO in December 1994. We spent the first quarter integrating these products into the existing Harmon organization, incurring a significant portion of the training and other transition expenses. To ensure that our customers did not experience any problems in connection with the move from SERVO's New York facilities to our Riverside, California facilities, the former owners of the SERVO Transportation Division produced the products through April 30, 1995. Thus the savings and synergies associated with this acquisition were not realized during the quarter ended March 31, 1995, but will be realized as the year progresses.

Selling, general and administrative (SG&A) expenses increased approximately $775,000 from $4.8 million for the first quarter of last year and increased as a percentage of net sales from 18.7% to 19.1%. Significant factors relating to the increase in SG&A are the transition costs of the SERVO acquisition, costs incident with the higher sales and costs to implement new management information computer systems.

Net interest expense increased $101,000 to $130,000 for the quarter ended March 31, 1995. The increased expense is caused by both higher interest rates and higher borrowing. Interest bearing debt at March 31, 1995 increased $6.9 million from one year ago and $5.9 million from December 31, 1994. In December 1994, the Company used its cash to fund the purchase of the assets of the Transportation Division of SERVO Corporation of America. The 1995 first quarter cash requirements associated with normal payments of accrued employee incentives, payments of income taxes, funding the working capital needs of the SERVO acquisition, and the purchase of the assets of SERRMI Services, Inc. were paid through increases in interest bearing debt. As of the end of April 1995, the Company had approximately $12.0 million in available unused lines of credit.

The Company acquired SERRMI Services, Inc. (SERRMI) in February 1995 for approximately $1.2 million in cash. SERRMI is a respected railroad signal design and engineering company that also provides wiring and grade crossing installations for railroads, primarily in the southeast portion of the U.S. While SERRMI will not have a material impact on sales or earnings, it expands our signal design and engineering services nationwide, and its location in Atlanta is especially important. It will enable us to better serve two major railroads who are purchasers of many of the types of products that Harmon sells.

The effective income tax rate increased to 41.8% from 40.5% reflecting higher federal tax rates, increased nondeductible expenses and higher state income taxes.

Our incoming order rate, including orders for the recently acquired products, is 26% ahead of the same quarter a year ago, booking orders aggregating approximately $37 million in the first quarter. Orders for cab signal equipment, control systems, and signal products were particularly strong. As a result, our backlog rose to over $51 million, the highest on record, up 16% from the $44.4 million backlog this time a year ago. The record backlog, order stream and the quotation activity to date, are consistent with our expectation of new record levels for sales and earnings for the year.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K concerning the SERVO transaction was filed January 3, 1995. Amendment 1 to Form 8-K (financials) was filed March 4, 1995.


                                                 Exhibit Table
                                                  Reference #    Page #
                                                 -------------  --------


Computation of earnings per share                    A           10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARMON INDUSTRIES, INC.


Date: May 5, 1995                       /s/Bjorn E. Olsson
                                        ---------------------------------
                                        Bjorn E. Olsson, President


Date: May 5, 1995                       /s/Charles M. Foudree
                                        ---------------------------------
                                        Charles M. Foudree,
                                        Executive Vice President-Finance


Date: May 5, 1995                       /s/Stephen L. Schmitz
                                        ---------------------------------
                                        Stephen L. Schmitz,
                                        Vice President-Controller