Form 10-Q
period 1995-09-30
HARMON INDUSTRIES INC
filed 1995-11-16
CIK 45635

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended       SEPTEMBER 30, 1995        COMMISSION File No.   0-7916
                 --------------------------------                     --------


                             HARMON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          MISSOURI                                          44-0657800
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)



               1300 JEFFERSON COURT, BLUE SPRINGS, MISSOURI 64015
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code     816-229-3345
                                                  ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     ------

The number of shares of Registrant's common stock outstanding as of September 30, 1995 was 6,805,626.
             ----------

                         PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 1995 and December 31, 1994 as well as the results of its operations for the interim periods ended September 30, 1995 and September 30, 1994.

                             HARMON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
            IN THOUSANDS OF DOLLARS (EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30  NINE MONTHS ENDED SEPTEMBER 30
                                             1995            1994            1995            1994
                                           ----------      ----------      ----------      ----------
Net sales                                 $    38,026     $    29,448     $   100,296     $    87,517
Cost of sales                                  26,954          19,997          70,254          59,382
Research and development expenditures           1,503             805           3,761           2,761
                                           ----------      ----------      ----------      ----------
  Gross profit                                  9,569           8,646          26,281          25,374

Selling, general and
  administrative expenses                       5,464           4,973          17,067          15,188
Amortization of cost in
  excess of fair value of
  net assets of acquired                          144              11             410              78
Miscellaneous (income) expense-net                (13)             21             (45)             (3)
                                           ----------      ----------      ----------      ----------
  Operating income                              3,974           3,641           8,849          10,111

Interest expense                                 (197)            (85)           (534)           (208)
Investment income                                   4               1              80              21

                                           ----------      ----------      ----------      ----------

  Earnings before income taxes                  3,781           3,557           8,395           9,924

Income tax expense (benefit):
  Current                                       1,524           1,491           3,473           4,184
  Deferred                                        (23)            (85)           (122)           (237)
                                           ----------      ----------      ----------      ----------
                                                1,501           1,406           3,351           3,947
                                           ----------      ----------      ----------      ----------

Net earnings                              $     2,280     $     2,151     $     5,044     $     5,977
                                           ----------      ----------      ----------      ----------
                                           ----------      ----------      ----------      ----------


Net earnings per common share             $      0.33     $      0.33     $      0.74     $      0.91
                                           ----------      ----------      ----------      ----------
                                           ----------      ----------      ----------      ----------

Weighted average outstanding shares         6,837,112       6,563,411       6,825,182       6,557,710
                                           ----------      ----------      ----------      ----------
                                           ----------      ----------      ----------      ----------

                             HARMON INDUSTRIES, INC
                           CONSOLIDATED BALANCE SHEETS
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)



                                                                   September 30,        December 31,
                                                                       1995                1994
                                                                   -------------       -------------
Assets
Current assets:
     Cash and cash equivalents                                    $          667      $          250
     Trade receivables, less allowance for doubtful accounts
          of $366,000 in 1995 and $360,000 in 1994                        26,053              21,457
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                            2,950               1,321
     Inventories:
          Work in process                                                  7,608               5,763
          Raw materials and supplies                                      15,759              11,955
                                                                   -------------       -------------
                                                                          23,367              17,718

     Income tax receivable                                                    --                 667
     Deferred tax asset                                                      708                 586
     Prepaid expenses and other current assets                               656                 731
                                                                   -------------       -------------
               Total current assets                                       54,401              42,730
                                                                   -------------       -------------

Property, plant and equipment, at cost:
     Land                                                                    356                 164
     Buildings                                                             5,155               4,596
     Machinery and equipment                                              12,290              11,680
     Office furniture and equipment                                       13,958              11,711
     Transportation equipment                                                995                 928
     Leasehold improvements                                                2,125               1,600
                                                                   -------------       -------------
                                                                          34,879              30,679
     Less accumulated depreciation and amortization                       21,816              19,610
                                                                   -------------       -------------
               Net property, plant and equipment                          13,063              11,069

Deferred tax asset                                                           500                 500
Cost in excess of fair value of net assets acquired,
     net of accumulated amortization of
     $1,759,000 in 1995 and $1,349,000 in 1994                             7,811               7,967
Deferred compensation asset                                                5,588               5,146
Other assets                                                                 867                 983


                                                                   -------------       -------------
                                                                  $       82,230      $       68,395
                                                                   -------------       -------------



                                                                   September 30,        December 31,
                                                                       1995                1994
                                                                   -------------       -------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current debt installments                                    $          269      $        1,174
     Accounts payable                                                     11,307               8,646
     Accrued payroll, bonus and employee beneift plan
          contributions                                                    6,627               7,327
     Billings in excess of costs and estimated earnings
          on uncompleted contracts                                         1,696               1,420
     Federal and state income taxes payable                                  399                  --
     Other accrued liabilities                                             2,410               2,493
                                                                   -------------       -------------
               Total current liabilities                                  22,708              21,060
                                                                   -------------       -------------

Deferred compensation liability                                            3,617               3,539
Long-term debt                                                             8,015                 733
                                                                   -------------       -------------
               Total liabilities                                          34,340              25,332

Stockholders' equity
     Common stock of $.25 par value; aurthorized
     20,000,000 shares, issued 6,805,626 in 1995
          and 6,728,252 in 1994                                            1,701               1,682
     Additional paid-in capital                                           22,992              22,719
     Retained earnings                                                    23,197              18,662
                                                                   -------------       -------------
               Total stockholders' equity                                 47,890              43,063


                                                                   -------------       -------------
                                                                  $       82,230      $       68,395
                                                                   -------------       -------------


                             HARMON INDUSTRIES, INC
                     Consolidated Statements of Cash Flows
                        For the nine month periods ended
                          September 30, 1995 and 1994
                            In thousands of dollars
                                  (Unaudited)


                                                                   September, 30       September, 30
                                                                       1995                1994
                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $        5,044      $        5,977
Adjustments to reconcile net earnings to net cash
    provided by operating actvities:
        Depreciation and amortization                                      2,825               1,929
        Gain on sale of property, plant and equipment                        (21)                  5
        Deferred tax expense (benefit)                                      (122)               (237)
Changes in assets and liabilities:
        Trade receivables                                                 (4,596)             (3,406)
        Inventories                                                       (5,439)             (2,715)
        Estimated cost, earnings and billings on contracts                (1,353)               (924)
        Income tax receivable                                                667                  --
        Prepaid expenses                                                      75                (340)
        Accounts payable                                                   2,661                 523
        Accrued payroll and benefits                                        (700)                344
        Current income taxes                                                 399                (113)
        Other liabilities                                                    (83)               (402)
        Other deferred liabilities                                            78                 192
                                                                   -------------       -------------
            Total adjustments                                             (5,609)             (5,144)
                                                                   -------------       -------------
                Net cash used in operating activities                       (565)                833
                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (3,462)             (3,140)
Proceeds from sale of property, plant and equipment                           58                   0
Deferred compensation contributions                                         (442)               (450)
Other investing activities                                                   116                   3
SERRMI acquisition                                                        (1,150)                 --
                                                                   -------------       -------------
                Net cash used in investing activities                     (4,880)             (3,587)
                                                                   -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       292                 277
Proceeds from issuance of long-term debt                                      --                 749
Net borrowings under line of credit agreements                             6,400                   0
Principal payments of long-term debt                                        (321)               (228)
Cash dividends paid                                                         (509)               (484)
                                                                   -------------       -------------
                Net cash provided by financing activities                  5,862                 314
                                                                   -------------       -------------
Net increase (decrease) in cash and cash equivalents                         417              (2,440)
Cash and cash equivalents at beginning of year                               250               3,065
                                                                   -------------       -------------
Cash and cash equivalents at end of period                        $          667      $          625
                                                                   -------------       -------------
                                                                   -------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
        Interest                                                  $          442      $          144
        Income taxes                                              $        2,317      $        4,153


                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company posted record sales for the third quarter ended September 30, 1995 of $38.0 million, representing a 29% increase over the same quarter one year ago. Gross profit for the 1995 third quarter was $9.6 million representing an 11% increase from the 1994 third quarter. The quarterly sales increase reflected strong sales of train control systems, signal systems and products and the additional sales from the Company's recent acquisitions. Expenditures for research and development for the quarter increased as a percentage of sales from 2.7% in 1994 to 4.0%. This increase represents a shift of engineering resources from application engineering projects to research and development activities.
As a percentage of sales, gross profit for the three months ended September 30, 1995 decreased to 25.2% from 29.4% for the same period last year. The decrease resulted primarily from the increase in research and development expenditures, integration costs incurred from absorption of the hot box detector acquisition, and the product mix among the Company's traditional products partially offset by the smaller proportionate sales of asset management services which provide a lower gross profit margin than sales of the Company's manufactured products.


Sales for the nine months ended September 30, 1995 increased 15% over last year to a record $100.3 million. The sales growth is principally reflected in train control systems, signal systems and products, carborne products and the additional sales provided from the Company's recent acquisitions, partially offset by decreased sales of asset management services. Year to date research and development expenditures increased 36% in 1995. As a percentage of sales, research and development increased from 3.2% in 1994 to 3.7% reflecting the shift of engineering resources from applications projects to research and development activities. Gross profit for the nine month period increased $26.3 million but decreased as a percentage of sales to 26.2% in 1995 from 29.0% in 1994. This decrease in margin percentage reflects the same factors as noted above.

Selling, general and administrative expenses (SG&A) in absolute dollars, increased 10% for the three months and 12% for the nine months ended September 30, 1995 compared to the same periods a year ago. The increased expenditures resulted principally from increased sales and marketing resources, the costs to move and integrate the recently acquired Servo operations into the Company's manufacturing operations in California and expenses associated with new computer systems implementations. However, SG&A as a percentage of sales for the third quarter, at 14.4%, was down compared to 16.9% for the third quarter of 1994.
For the nine months ended September 30, 1995, SG&A expenses were 17.0% of sales, down from 17.4% for the same period in 1994. The decreases relative to sales are due to reductions of incentive compensation based on targeted profits and the leveraging of costs over higher sales volumes.

Orders for the Company's products and services increased from $25.7 million in 1994 to $28.8 million in 1995 for the third quarter and from $80.4 million in 1994 to $101.7 million in 1995 for the nine months ended September 30. The increase in orders in the third quarter and year to date reflect strong growth in the freight rail market in signal systems and train control systems orders compared to the prior year as well as the addition of the two recent acquisitions by the Company. The increase in orders for the third quarter also reflect increased orders from transit customers. Consequently, the order backlog at September 30, 1995 was $44.5 million, comparable to the $44.6 million at December 31, 1994 and up significantly from $29.8 million one year ago.

Interest expense increased from $85 thousand to $197 thousand for the three months ended September 30, 1995 compared to the same period last year. Year to date interest expense through September 30, 1995 also increased to $534 thousand from $208 thousand in 1994. Increased interest bearing debt incurred to help fund the two recent acquisitions and their working capital needs and higher interest rates are the primary factors for the increased interest expense in 1995.

The Company's liquidity and capital resources remain strong. The Company has approximately $11 million available under existing bank lines of credit at the end of the third quarter of 1995, down from approximately $19 million at both December 31, 1994 and one year ago. The decreases reflect additional borrowing to fund the Company's two recent acquisitions and their working capital needs as well as increased inventories to support anticipated high level of shipments for the remainder of 1995.

                           PART II.  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was required to be filed during the most recent quarter.

                                                 Exhibit Table
                                                  Reference #    Page #
                                                 -------------  --------

Computation of earnings per share                    A           10 - 11

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                HARMON INDUSTRIES, INC.





Date: November 10, 1995                         /s/Bjorn E. Olsson
                                                -------------------------------
                                                Bjorn E. Olsson,
                                                President



Date: November 10, 1995                         /s/Charles M. Foudree
                                                -------------------------------
                                                Charles M. Foudree,
                                                Executive Vice President-Finance



Date: November 10, 1995                         /s/Stephen L. Schmitz
                                                -------------------------------
                                                Stephen L. Schmitz,
                                                Vice President-Controller

HARMON INDUSTRIES, INC.                                                EXHIBIT A
FORM 10-Q
SEPTEMBER 30, 1995


COMPUTATION OF EARNINGS PER SHARE (INSTRUCTION H(g))

Computation of the average number of shares of Common Stock outstanding for the three months ended September 30, 1995 and 1994.


                                      (1)            (2)                      (3)                   (4)
                                                                                            Average number of
                                                                                            shares outstanding
                                                                                            as shown on
                                                                                            consolidated statements
                                   Shares of       Number                                   of operations (3)
                                   common          of days                Share days        divided by number
                                   stock           outstanding            (2 x 1)           of days in period
                                   -------------   ---------------        --------------    ---------------------
       1995
July 1 - September 30                 6,802,411              92            625,821,812

Equivalent shares under
 the Company's bonus plan-'95             2,061              92                189,622

Options exercised                         3,215              44                141,460

Equivalent shares under the
 Company's option plans                  31,102              92              2,861,384
                                                                          -------------
                                                                           629,014,278                 6,837,112
                                                                          -------------     ---------------------
                                                                          -------------     ---------------------


       1994

July 1 - September 30                 6,459,052              92            594,232,784

Equivalent shares under
 the Companys' bonus plan                 2,110              92                194,118

Equivalent shares under the
 Company's option plans                 102,249              92              9,406,908
                                                                          -------------
                                                                           603,833,810                 6,563,411
                                                                          -------------     ---------------------
                                                                          -------------     ---------------------


HARMON INDUSTRIES, INC.
FORM 10-Q
SEPTEMBER 30, 1995



Computation of the average number of shares of Common Stock outstanding for the nine months ended September 30, 1995 and 1994.

          1995

Quarter 1 weighted average         6,814,783
Quarter 2 weighted average         6,823,650
Quarter 3 weighted average         6,837,112
                                -------------

                                                 Divided by
                                   20,475,545    3 Quarters =         6,825,182
                                                                   ------------
                                                                   ------------

          1994

Quarter 1 weighted average         6,551,192
Quarter 2 weighted average         6,558,527
Quarter 3 weighted average         6,563,411
                                -------------
                                                 Divided by
                                   19,673,130    3 Quarters =         6,557,710
                                                                   ------------
                                                                   ------------