Form 10-K
period 1995-12-31
HARMON INDUSTRIES INC
filed 1996-04-01
CIK 45635

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1995
                          Commission file number 0-7916

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

           Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
        Title of each class                  which registered
       ---------------------          ----------------------------
              None

           Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock
- --------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 18, 1996, 6,805,626 common shares were outstanding, and the aggregate market value of the common stock (based upon the closing bid price of these shares per NASDAQ for Over-the Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $88,042,000.

The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

DOCUMENTS INCORPORATED BY REFERENCE
PART II

Item 6:   Selected Consolidated           Pages 14 and 15 of the
          Financial Data.                 Annual Report to Shareholders for the
                                          year ended December 31, 1995.

Item 7:   Management's Discussion         Pages 16 through 21 of
          and Analysis of Financial       the Annual Report to
          Condition and Results of        Shareholders for the year
          Operations.                     ended December 31, 1995.

Item 8:   Financial Statements            Page 22 through 37 of
          and Supplementary Data.         the Annual Report to
                                          Shareholders for the year
                                          ended December 31, 1995.


PART III

Item 10:  Directors and Executive         Pages 3 through 6 of the
          Officers of the Registrant.     Company's Proxy Statement, dated
                                          April 1, 1996

Item 11:  Executive Compensation          Pages 7 through 14 of
          and Other Information.          the Company's Proxy Statement
                                          dated April 1, 1996.

Item 12:  Security Ownership of           Pages 2 and 3 of the
          Certain Beneficial Owners       Company's Proxy Statement
          and Management.                 dated April 1, 1996.

Item 13:  Certain Relationships and       Page 6 (last paragraph
          Related Transactions            of Election of Directors)
                                          and page 6 ("Certain
                                          Transactions") of the
                                          Company's Proxy Statement
                                          dated April 1, 1996.

                            HARMON INDUSTRIES, INC.

            ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     A rapidly growing share of the Company's sales now involve combining and customizing individual products to meet specific customer applications, representing an evolution for the Company from a supplier of separate component products to an integrator of systems able to provide customers with solutions to complex problems.


INDUSTRY

     FREIGHT RAILROADS

     The domestic freight railroad industry includes Class I, regional and short line railroads. However, the industry is dominated by the 10 large freight carriers that the Interstate Commerce Commission defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market.(1) The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track segments and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

     Many Harmon products are designed to assist the railroads in cutting costs. For example, the 37% decrease in Class I employment levels from 1985 to 1994 required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, help ensure the safe switching and passage of trains and facilitate better communication among crew members on a train and between moving trains and railroad traffic controllers.

     Class I railroads have also used Harmon products to increase asset utilization and productivity. The 32% reduction from 1985 to 1994 in the number of Class I railroad freight cars in service required the Class I railroads to

- -------------------------------
       (1)This fact and the other statistical information about the Class I railroads in this Annual Report come from RAILROAD FACTS, 1995 EDITION, a recognized industry source for information on Class I railroads.

look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton miles per employee hour for Class I railroads to increase by 110% from 1985 to 1994. The Class I railroads have become more profitable despite an 18% reduction (in constant 1985 dollars) from 1985 to 1994 in revenue per ton mile.

     Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul segment. The amount of intermodal traffic has increased 78% from 1985 to 1994. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above will permit the Class I railroads to better compete in the long haul segment of the freight transportation market. While final figures are not yet available for the year ended December 31, 1995, the total volume of intermodal shipments is estimated to have decreased approximately 1% to 2% from 1994. The Company does not believe this to be significant to the overall momentum of the Class I railroads, as the trucking industry has felt a similar, if not greater, downturn in business. The growth momentum of the Class I railroads is important to the success of Harmon.

     Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of under-utilized track. From 1985 to 1994, the Class I railroads have reduced their track miles by 24%, to approximately 184,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1985 to 1994, capital expenditures by Class I railroads per mile of track owned has increased from approximately $14,300 to $17,100 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads.

     Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to 519, with 32 of these short line railroads being above the threshold of either $40.0 million annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because the short line railroads generally have smaller administrative, maintenance and engineering staffs, are not required to meet the same maintenance and operating standards as the Class I railroads and are typically not burdened with collective bargaining agreements.

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

     The market in the freight railroad industry for Harmon products is influenced by the availability of government funding, the relative health of the freight railroad industry and the changing needs that such industry has for various Harmon products. The Intermodel Surface Transportation Efficiency Act of 1991 (ISTEA) provides federal funds through 1997 for railroad crossing warning systems in the same amount each year as existed under previous federal legislation. For many years this funding has been dedicated solely to railroad crossing warning systems. Current discussion in Washington is to convert the 1997 funding, like most other funding, to block grants to the states to be used for highway safety. If this occurs, it is unknown whether the states would continue to spend all of these funds on railroad crossing warning systems or spend all or a portion of them on other highway safety projects.

     Harmon expects the Class I railroads to continue their recent favorable financial performance. Accordingly, Harmon expects the equipment maintenance and capital improvement expenditures of Class I railroads to grow, or at least remain stable, in coming years.

     MASS TRANSIT RAILROADS

     The mass rail transit industry includes AMTRAK and numerous existing and proposed commuter and urban transit rail systems. The development of such systems is generally enhanced by the federal funding provided by ISTEA, which nearly doubled the federal funding available annually for mass transit projects. The aggregate amount of federal funds appropriated by ISTEA that is expected to be made available for such projects between January 1992 and September 1997 is $31.5 billion. Current expectations are that the 1996 rail transit project funding will approximate the 1995 level. In addition, ISTEA permits local governments to shift funds otherwise allocated for highway construction into mass transit projects.

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

     In addition to the mass rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing mass rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and to install in such trains equipment that guards against human error. An example of the Harmon ability to swiftly address safety concerns is the development by Harmon of its Ultra Cab product after a highly publicized 1987 passenger train accident in the Northeast Corridor. As a result of that accident, federal regulators required that all trains operating in the Northeast Corridor be equipped with automatic devices to guard against human error in responding to signals. Conrail, the major freight railroad most affected by this requirement, solicited bids from Harmon and its competitors for development of a product like Ultra Cab. Harmon won this bid and completed development of Ultra Cab, which now enjoys a substantial share of the market in the Northeast Corridor.

     Another example of Harmon addressing safety concerns arose in 1991, when an over-speeding subway train derailed in New York City and caused several fatalities. As a result, the New York City Transit Authority embarked on a program of installing speed measurement and enforcement systems at critical locations along the subway track. Under sub-contract, Harmon developed a computer-based system for this application and has since been awarded two additional sub-contracts for the supply of 23 systems to date. Additional contracts are anticipated.

     Harmon's first major contract for new construction in the mass rail transit market was the St. Louis Metro Link project, which totalled $4.7 million, the first phase of which entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market as a major contractor. The Company's transit business has grown to include active transit projects in many major cities in North America. Harmon's largest single contract to date was with the Chicago Transit Authority (CTA) for reconstruction of the signal and train control system for the Green Line elevated line. This contract, totalling over $13 million, was also Harmon's first as a prime contractor, with construction under its direction. The project was completed successfully and on time under an extremely aggressive schedule, and establishes Harmon as a major contender in this market. It is difficult to estimate the potential size of this market, particularly since railroad track used extensively by a mass rail transit operator in some metropolitan areas may be owned and maintained by a Class I railroad. Accordingly, sales to Class I railroads of Harmon products expected to upgrade certain areas of railroad track may well be sales that are related to or result from growth in the mass rail transit industry.

INTERNATIONAL OPPORTUNITIES

     The Company has identified certain international markets as opportunities for growth. Standards for the railroad industry in Latin America, Canada, Australia, and certain parts of eastern Asia are generally consistent with the standards of the United States railroad industry. In addition, some nationalized railroads in Latin America are now being privatized and United States freight railroads, many of which are Harmon customers, are potential purchasers or operators of large portions of such track. Harmon expects that its current relationships with such railroads will provide it the opportunity to sell its products through its existing customers for international use. Harmon is also pursuing strategic alliances with other railroad industry suppliers to assist Harmon's efforts to penetrate the international markets. The North American Free Trade Agreement is also expected to provide opportunities for Harmon in Mexico and Canada because the expected growth in trade will increase the railroad traffic in both directions across the borders. In December 1994, Harmon acquired the railroad division of SERVO Corporation of America (SERVO), including SERVO's distributors in Europe, Africa and the Middle East. These marketing relationships should enable the Harmon products to become more widely represented in these markets.

BUSINESS STRATEGY

     Harmon's business strategy is to utilize its technological expertise, ability to install turnkey systems, broad product lines, extensive sales network and customer service orientation to provide high quality products and services to its customers. Harmon plans to continue to expand and improve its product lines and services to meet its customers' needs. Harmon expects that the continued development of its product lines may be accomplished, in part, by strategic acquisitions of product lines or companies that compliment the Company's current product lines. Internal development of new products will continue, consistent with Harmon's desire to expand its product base.

     The Company intends to improve its leadership position as a vendor to the freight railroad industry by continuing to expand its long-standing relationships with Class I railroads, continuing to explore opportunities with short line railroads, developing new technologies to meet customer needs, and by adding value through its engineering, installation and asset management services capabilities. The Company has seen and expects to continue to see a shift in its revenue mix from revenues generated strictly from the sale of its individual products to revenues resulting from the sale of complete systems that are designed, installed and, potentially, maintained by the Company. In 1995, for the first time, systems sales represented over 50% of total sales. The Company plans to utilize its extensive experience and expertise in the freight railroad industry to expand its presence in the mass rail transit market. The Company has successfully adapted several of its products to the needs of the mass rail transit industry and plans to add to the products and services that it can offer to the mass rail transit market.

     In international markets, the Company intends to continue forming strategic alliances with entities resident in such markets that are familiar with the local customers, the railroad standards and the individuals making the decisions to purchase equipment. In addition, the ownership or operation by domestic Class I and short line railroads of railroad track in other countries provides Harmon the opportunity to sell its products through its existing customers for international use.

     The Company will continue its cost control system that subjects all research and development, acquisition and capital expenditure programs to a return on investment analysis. If the anticipated return from any such expenditure meets objectives set by the Company, such expenditure will generally be considered for implementation. The Company is continuing the process of upgrading its fully integrated financial, manufacturing and inventory control computer system that will assist its efforts to further contain costs.

     The Company continued its training and education efforts to finalize implementation of its Total Quality System program and to complete its ISO 9000 certification efforts in 1996. The Company's Jacksonville, Florida facility and the train control portion of its Riverside, California facility became ISO 9000 certified in 1995.

     Finally, the Company will continue to enhance its Total Quality System, promoting continuous improvement in all aspects of the Company's operations. The Company was one of the first in its industry to institute such a program.

PRODUCT CLASSIFICATIONS

     The products of the Company can generally be separated into six categories. TRAIN CONTROL SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); and computer-based traffic control systems (TTM). SIGNAL SYSTEMS include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. TRAIN INSPECTION SYSTEMS include all Company products related to monitoring information regarding a moving train as it passes by a train inspection site. PRINTED WIRING BOARDS include production of customer designed printed wiring boards for use by other electronics manufacturers. OTHER sales include products that do not readily fit into the other five categories.

PROFILE OF CURRENT OPERATIONS

     The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales for each of the past three years.

                    Sales by Product or Service Function(1)

                                              Years Ended December 31,


                                       1993                      1994                       1995
                               -------------------      --------------------       ---------------------
                                                       (dollars in  thousands)


                               Amount     Percent         Amount     Percent         Amount      Percent
                               ------     -------         ------     -------         ------      -------

Train Control Systems          $37,585      38.0%        $ 45,711      38.4%        $ 55,437       40.7%

Signal Systems                  36,034      36.5%          35,449      29.8%          42,374       31.1%

Asset Management Services       10,223      10.3%          20,894      17.5%          14,194       10.4%

Train Inspection Systems         4,510       4.6%           5,054       4.2%          11,360        8.4%

Printed Wiring Boards            6,180       6.3%           6,307       5.3%           6,752        5.0%

Other                            4,252       4.3%           5,712       4.8%           5,999        4.4%
                               -------     ------        --------     ------        --------      ------

            Total              $98,784     100.0%        $119,127     100.0%        $136,116      100.0%
                               -------     ------        --------     ------        --------      ------
                               -------     ------        --------     ------        --------      ------

(1)Sales volumes shown above are gross totals and do not include cash discounts or deferred contract revenue. As a result, there are small differences between the figures in this table and those presented in the "Consolidated Statements of Operations". See "Financial Statements." The differences do not affect the validity of the discussion and analysis.

PRODUCTS

     While the Company's principal products and services have been grouped for purposes of discussion by primary product or service function, each product and service interrelates or is complementary to other Company products and services. Substantially all products and services (except printed wiring boards) are marketed to the railroad industry.

     TRAIN CONTROL SYSTEMS include all Company products and services related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller
(VHLC); car-borne equipment (Ultra Cab); and computer-based dispatch and traffic control systems (TTM). Signal control track circuits control signals regulating train traffic by sending and receiving coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Signal control track circuits are the principal product of our subsidiary, Electro Pneumatic Corporation (EPC). Computer-based dispatch systems monitor and control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control towers and related personnel otherwise required. Although the technology is similar, each system requires individualized design and specialized software.

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

     Ultra Cab communicates speed commands directly to moving locomotives through electrical currents in the rails, displays the resulting speed requirements to the engine crew using colored light signals in the cab, and enforces compliance with the speed commands by initiating an automatic brake application if the engineer fails to stay within prescribed limits. These products are being purchased for several specialized requirements including a Federal Railroad Administration safety ruling that affects trains operating in the Northeast Corridor. A more advanced system called Incremental Train Control System (ITCS) is being developed by the Company. It uses radio data communications rather than currents in the rails to exchange data between trains and the wayside equipment, and provides many added features. An initial installation of ITCS is being done on an Amtrak line in southern Michigan under an FRA grant to demonstrate enhanced train control technology for High Speed Rail corridors.

     SIGNAL SYSTEMS include all Company products and services related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of complete systems utilizing these products. Rail/highway crossing warning systems activate flashing lights and audible bells, and initiate the lowering of crossing gates to provide traffic barriers in installations so equipped. While the Company offers complete systems, the more sophisticated electronic equipment that activates the warning lights or crossing gates is often sold separately.

     The Harmon Railroad Crossing Processor (HXP) and the Phase Motion Detector
(PMD) are the trade names for the electronic controllers used in most of these systems. The HXP is the Company's most sophisticated device for control of railroad crossing warning devices, and is protected by U.S. patent #4,581,700. It uses microprocessors to calculate the train's speed and distance to the crossing and provides a consistent warning time. The less-costly PMD activates the warning device when the approaching train is within a predefined distance from the crossing and may be used over a wider range of trackside conditions. The latest versions of these two products, HXP-3 and PMD-3, represent an additional leap in technology and performance and offer the convenience of modular interchangeability between the two products.

     ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. Asset management services include a portion of the revenues of our subsidiary, Consolidated Asset Management Company, Inc. (CAMCO). In late 1988, CAMCO received its first orders and began providing services for the railroad industry including assembly and storage of materials for track projects. CAMCO provides other services including purchasing and distribution of communication and signal inventory. One of the predominant services is the assembly of containerized construction kits including all material needed for a signal installation project, some of which is not made by Harmon. These kits greatly improve the productivity of the railroad's construction crews and are finding growing acceptance in the industry. CAMCO's success has helped Harmon diversify from a predominantly manufacturing operation into the service portion of the railroad supply industry.

     TRAIN INSPECTION SYSTEMS include all Company products and services related to monitoring information regarding a moving train as it passes by a train inspection site. The Company's acquisition of the transportation division of SERVO Corporation of America in December 1994 has significantly increased its market share of this product line. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated bearings of passing rail cars. Overheated bearings, if not detected in time, may cause derailments, resulting in substantial expense and potential liability to the railroads. Some hot bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and even derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

     PRINTED WIRING BOARDS include production of customer designed printed wiring boards (PWB) for shipment to other electronics manufacturers. A substantial portion of the plant capacity for PWB is used in the Company's own products.

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

     The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictate the need. Major development efforts have recently concentrated on several key areas: (i) the new Incremental Train Control System (ITCS) for initial application to the FRA funded demonstration project in Michigan, (ii) a communication-based train control system called UltraBlock which is intended for Rail Transit applications, (iii) a new data radio for use in various telemetry applications including ITCS, (iv) a new two-way voice radio for locomotive use, and (v) ongoing enhancements to most of the existing products including crossing warning systems, interlocking controls, signal control track circuits, train inspection systems, and Ultra Cab. Development of these products is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the mass rail transit market.

     Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately

$3,442,000, $4,561,000 and $5,218,000 in the years ended December 31, 1993,
1994 and 1995, respectively, on research and development activities related either to the improvement of existing products or to the development of new products. While the dollar amount classified as research and development has fluctuated over the years, the number of engineers in the Company's employ has increased. A significant portion of the engineering resources are involved in applying developed products to specific customer needs. In addition to expanding its product line by means of internal research and development, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of the railroad division of SERVO, the Company obtained their technology and R&D projects along with a significant research workforce that is already in place.

     Although the Company believes that its patents and patent applications have value, the Company relies primarily on trade secrets to protect its technology. Rapidly changing technology makes the Company's future success dependent on the technical competence and creative skill of its personnel.

MARKETING AND SALES

     The Company's products are sold to the freight railroads and rail transit industries through experienced direct sales employees who work closely with the Company's customers to identify existing or potential products to improve the efficiency and enhance the safety of their operations. The Company's sales force is organized along industry lines. A separate group is primarily responsible for sales to each of the market segments: Class I, short line, rail transit and international.

     The international marketing organization is assisted by a distributor in which the Company has a minority interest. Henkes-Harmon Industries, Pty. Ltd. is based in Melbourne, Victoria, Australia and sells the Company's products in Australia and New Zealand. The Company also utilizes foreign nationals to assist the Company's sales staff with sales in other foreign markets. The addition of the distributor network associated with the SERVO hot box detector product line acquisition should enable Harmon to increase its penetration in the international market, particularly in Europe.

     The Company considers Mexico and Canada to be a portion of its domestic market and these countries are serviced by its domestic marketing group. This effort is enhanced in Canada by using Vale-Harmon Enterprise Ltd., which is based in Quebec, Canada and sells Harmon products to the Canadian railroads. Harmon has a minority equity interest in Vale-Harmon.

     Harmon is considering strategic alliances with entities that design and manage the construction and expansion of track systems to assist Harmon with sales in the United States and elsewhere. The Company's products are sold individually or are packaged together as a system to provide a broad array of combined products and services. Although sales of some of the Company's products are seasonal, the Company does not consider its business generally to be seasonal.

      The Company is actively pursuing opportunities on freight and passenger railroads in both the United States and international markets. Sales in the rail transit market are usually large multi-year contracts for major new installations compared with shorter term projects or individual product sales that typically occur in the freight market. If the Company is successful in obtaining such contracts, which are generally awarded on a fixed price bid basis, significant variations in overall sales and backlog may result.

BACKLOG

     The Company's backlog of orders was approximately $49.1 Million at December 31, 1995. Approximately, $1.5 million of these orders have delivery dates in 1997 and 1998. Management believes the remaining $47.6 million in orders are firm and will be filled in 1996. The backlog of orders was approximately $44.6 million at December 31, 1994, the majority of which were filled during 1995. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling.

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

EMPLOYEES

     As of December 31, 1995, the Company had 1078 full-time employees. There were 954 employees in manufacturing, 31 in marketing and sales and 93 in general and administrative services. Some of the 954 manufacturing employees are engaged in research and development. The Company estimates that the time expended on research and development equals approximately 63 full-time employees. In addition, the Company estimates that approximately 87 full-time employees are involved in applications engineering. In general, the Company believes its relations with its employees are excellent. The Company's employees are not covered by a collective bargaining agreement.

ITEM 2.

PROPERTIES

     The Company owns or leases an aggregate of approximately 500,000 square feet of space for manufacturing, warehousing, research and general office use. In addition, the Company owns 32 acres of land zoned for industrial use, on which the Grain Valley manufacturing and research facilities, and the Warrensburg component plant are located. All real property owned or leased by the Company is subject to liens arising from the Company's long term debt, as described in Note 3 of Notes to the Consolidated Financial Statements. The following table summarizes the Company's principal facilities.

                                                      FLOOR SPACE                ANNUAL LEASE               EXPIRATION
      LOCATION               PRINCIPAL USE            (SQUARE FEET)               PAYMENT (1)             DATE OF LEASE
      --------               -------------            -------------              ------------             -------------
Grain Valley,           Design and manufacture of          77,750                    Owned                     Owned(2)
Missouri                electronic products and
(2 facilities)          railroad signal systems

Warrensburg,            Manufacture of railroad            48,000                    Owned                     Owned
Missouri                crossing warning systems
                        and hardware

Warrensburg,            Manufacture of printed             30,400                    Owned                     Owned
Missouri                wiring boards

Jacksonville,           Design and manufacture of          86,800                  $203,410                 12-31-96
Florida                 railroad crossing warning
                        systems and hardware

Omaha,                  Design of railroad                  2,000                  $ 20,100                  3-02-98
Nebraska                crossing warning systems

Louisville,             Design of railroad                  9,765                  $ 57,500                  8-31-99
Kentucky                crossing warning systems

Atlanta,                Design and assembly                35,364                     Owned                    Owned
Georgia                 of railroad crossing
                        warning systems

Riverside,              Administration and product         88,027                  $ 344,949               9-30-2001(3)
California              design, management
(3 facilities)          information service
                        operations and manufacture
                        of electronic products

                                                      FLOOR SPACE                ANNUAL LEASE               EXPIRATION
      LOCATION               PRINCIPAL USE            (SQUARE FEET)               PAYMENT (1)             DATE OF LEASE
      --------               -------------            -------------              ------------             -------------
Hauppauge,              Design of electronic              10,000                   $100,000                 5-1-2000(4)
New York                products for the
                        railroad industry

Riverside,              Assembly, storage and             47,000                   $103,402                 2-01-97
California              distribution of products
                        for the railroad industry

Lee's Summit,           Assembly storage and              20,000                   $ 66,000                 7-01-99(5)
Missouri                distribution of products
                        for the railroad industry

Lee's Summit,           Assembly, storage and             10,000                   $ 33,000                 8-31-96(6)
Missouri                distribution of products
                        for the railroad industry

Blue Springs,           Corporate Headquarters            14,166                   $135,930                11-01-99(7)
Missouri


(1) For additional discussion and information concerning the Company's lease commitments, see "Financial Statements - Note 6 of Notes to the Consolidated Financial Statements."

(2) See "Financial Statements - Note 4 of Notes to the Consolidated Financial Statements."

(3) Consumer price indexed increases (maximum 4% per year) are effective October 1, 1998 and October 1, 1999. Upon notice by January 1, 1998, the Company has the right to terminate this lease on October 1, 1998 subject to an early termination penalty.

(4)  Lease payments are as follows:
       May 1, 1995 through April 30, 1996 - $100,000/year
       May 1, 1996 through April 30, 1997 - $103,612/year
       May 1, 1997 through April 30, 1998 - $107,368/year
       May 1, 1998 through April 30, 1999 - $111,275/year
       May 1, 1999 through April 30, 2000 - $115,338/year

(5) The annual lease payment increases to $70,000, $73,000 and $77,000 effective July 1, 1997, 1998 and 1999, respectively. The Company may terminate this lease in June 1997 upon payment of a predetermined early termination fee.

(6) The Company has the option to extend and renew this lease for four successive one year terms after June 30, 1996.

(7) The Company has the option to renew the lease for up to two successive five year terms.

     In addition to these facilities, the Company also leases office space in Grain Valley and Blue Springs, Missouri. The Company owns all significant machinery and equipment used in its manufacturing operations. Management believes that its facilities are adequate for current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS
                               GRAIN VALLEY MATTER

     During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"), and negotiations are ongoing regarding the extent of remedial or clean up actions and monitoring requirements. MDNR has approved the Company's Closure/Post-Closure Plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. The Company submitted a post-closure permit application to MDNR in October 1993.
No permit has yet been issued by MDNR in draft or final form. Any groundwater or other remediation requirements will be set forth in the post-closure permit. To date, the exact extent of and cost of all remedial action or monitoring which may be mandated by the MDNR have not been finally determined. Nonetheless, the Company has designed and installed a system to begin soil remediation and expects that system will be required to continue in operation for some time. The Company completed closure work and submitted its closure report to MDNR for approval on February 1, 1996. The Company has established a trust fund to provide financial assurance for the anticipated post-closure costs of approximately $500,000 to be incurred over approximately 30 years. To date, the Company has contributed approximately $490,000 to a trust to cover these costs.

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

     The case proceeded to hearing before an Administrative Law Judge on January 12-14, 1994, on the issue of penalties. The Company presented evidence on a variety of penalty reduction theories, including good faith, minor potential harm to human health and the environment, and economic benefit. On December 12, 1994, the Administrative Law Judge issued an Initial Decision, in which he assessed penalties of $586,716 against the Company. Additionally, the Judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unattainable. On January 9, 1995, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board. On appeal, the Company will argue that the complaint is barred by the federal statute of limitations, that EPA lacks jurisdiction to bring the Complaint and that the penalties assessed against the Company are excessive in light of the Company's discovery during an internal audit and subsequent voluntary disclosure and clean-up. The Company will also argue that the Judge's Order for the Company to obtain liability coverage is inconsistent with the State Consent Decree and violates the spirit of the RCRA state authorization provisions. EPA did not appeal the Initial Decision, but has filed briefs in support of the $586,716 penalty.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

     At February 1, 1996, the following securities firms were making a dual auction market in the Company's common stock:

     George K. Baum & Company
     Piper Jaffray Companies Inc.
     Paine Webber Inc.

     The approximate number of holders of record for the Company's common stock as of March 18, 1996 was 675.

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

                                                                PRINCIPAL OCCUPATION
INDIVIDUAL                   OFFICE                AGE        FOR THE LAST FIVE YEARS
- ----------                   ------                ---        -----------------------
Breshears, Ronald G.         VP-Human Resources     49        VP-Human Resources of the
                                                              Company since 7/1/81.

Daniels, Richard A.          VP-Transit Sales       55        Appointed VP-Transit Sales
                                                              2/1/93. Prior to that, Director
                                                              Transit/Commuter Systems of
                                                              the Company since April 1991;
                                                              prior to that held several
                                                              positions with the Company,
                                                              including VP-Engineering of
                                                              Harmon Electronics, since 1986.

Foudree, Charles M.          Exec. VP-Finance,      51        Exec. VP of the Company
                             Secretary and                    since 9/9/86. Secretary
                             Treasurer                        of the Company since
                                                              2/2/82. Treasurer of the
                                                              Company since 2/5/74.

                                                                PRINCIPAL OCCUPATION
INDIVIDUAL                   OFFICE                AGE        FOR THE LAST FIVE YEARS
- ----------                   ------                ---        -----------------------
Harmon, Robert E.            Chairman of the        56        Chairman of the Board of
                             Board                            the Company since 2/4/75.
                                                              Chief Executive Officer of
                                                              the Company from 8/1/90
                                                              through 12/31/94. Prior to
                                                              that, President of the Company
                                                              from 11/17/69 through 7/31/90.

Heggestad, Robert E.         VP-Technology          57        VP-Technology of the Company
                                                              since 10/2/86.

John, James R.               President of           47        President of CAMCO since March
                             Consolidated Asset               1992. Prior to that VP-Manufacturing
                             Management Co., Inc.             of Harmon Electronics, Inc.
                             (CAMCO)                          since February 1987.

Johnson, John W.             VP-Domestic Sales      49        Appointed VP-Domestic Sales 2/1/93.
                                                              Prior to that Director-Product
                                                              Support for the Company since
                                                              March 1992; prior to that held
                                                              several positions with the
                                                              Company, including Sales
                                                              Manager-Signal Products,
                                                              Director of Engineering for
                                                              Harmon Electronics, Director
                                                              of Customer Service and Sales
                                                              since 1972.

Kaiser, Lloyd T.             President of           44        President of Harmon
                             Harmon Electronics,              Electronics, Inc. since
                             Inc. (HEI)                       March 1992; prior to that
                                                              VP-Research & Development
                                                              of Harmon Electronics, Inc.
                                                              (HEI) since 4/1/91; prior to
                                                              that President of Phoenix Data,
                                                              Inc. since 7/15/89; prior to
                                                              that General Manager of HEI
                                                              Component Division since 9/15/86;
                                                              prior to that Sales Mgr. of the
                                                              Component Division since 6/9/86.

Olsson, Bjorn E.             President & Chief      50        Chief Executive Officer of the
                             Executive Officer                Company since 1/1/95. President
                                                              of the Company since 8/1/90.
                                                              Chief Operating Officer of the
                                                              Company from 8/1/90 through
                                                              12/31/94. Prior to that VP of
                                                              Corporate Development of
                                                              Investment AB Cardo since 1987.

                                                                PRINCIPAL OCCUPATION
INDIVIDUAL                   OFFICE                AGE        FOR THE LAST FIVE YEARS
- ----------                   ------                ---        -----------------------
Rosewall, Raymond A.         President of           44        President of Electro Pneumatic
                             Electro Pneumatic                Corporation and VP-Manufacturing
                             Corporation (EPC)                of Harmon Industries, Inc. since
                             and VP-Manufacturing             12/27/95. Prior to that Executive
                             of Harmon Industries,            VP Worldwide Sales and Marketing
                             Inc.                             for QMS, Inc. since 1992; prior
                                                              to that Executive VP Operations
                                                              for QMS, Inc. since 1989.

Ryker, Gary E.               Exec. VP-Marketing,    46        Appointed Exec. VP-Marketing,
                             Sales and Service                Sales and Service 2/1/93. Prior
                                                              to that VP-Marketing and Sales
                                                              of the Company since 9/1/92;
                                                              prior to that Marketing and
                                                              Operations Director and
                                                              Marketing and Support Manager
                                                              for Railroad Electronics for
                                                              Rockwell International since
                                                              1979.

Scheerer, William J.         VP-Business            48        Appointed VP-Business Development
                             Development                      1/4/94. Prior to that held various
                                                              positions with the CSX Railroad,
                                                              the latest one being Chief Engineer
                                                              Train Control for CSX Transportation.

Schmitz, Stephen L.          VP-Controller          42        VP-Controller of the Company
                                                              since 11/1/83.

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

     The following is a list of the Board of Directors of the Company:

     INDIVIDUAL               AFFILIATION
     ----------               -----------

     Robert E. Harmon         Chairman of the Board

     Thomas F. Eagleton       Attorney-at-Law, Thompson & Mitchell
                              St. Louis, Missouri

     Bruce M. Flohr           Chairman and CEO
                              RailTex, Inc., San Antonio, Texas

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

          (a)(1)  Financial Statements

                  The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1995 Annual Report to Shareholders at the following pages:

                                                                    PAGE
                                                                    ----
                  Independent Auditors' Report                        37
                  Consolidated Balance Sheets -
                    December 31, 1995 and 1994                     22-23
                  Consolidated Statements of Earnings -
                    Years ended December 31, 1995, 1994 and 1993      24
                  Consolidated Statements of Stockholders'
                    Equity - Years ended
                    December 31, 1995, 1994 and 1993                  25
                  Consolidated Statements of Cash Flows -
                    Years ended December 31, 1995, 1994, and 1993     26
                  Notes to Consolidated Financial
                    Statements                                     27-35

          (a)(2)  Financial Statement Schedules

                  Selected Financial Data - for the years ended December 31, 1995, 1994 and 1993, are attached hereto at the following pages:

                  Independent Auditors' Report on Financial
                    Statement Schedule                              24
                  Schedule VIII - Valuation and Qualifying
                    Accounts                                        25

                  All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

          (a)(3)  Exhibits:

                  EXHIBIT NO.                                            PAGE
                  -----------                                            ----
                  3(ii)By Laws                                           26 thru 28
                  10   Stock Buy Back Plan                               29 thru 30
                  10   Harmon Industries, Inc. 1996 Long Term Incentive
                       Plan (See Proxy Statement Exhibit)
                  11   Computation of Weighted Average
                       Shares Outstanding                                31 thru 32
                  13   Sections of the 1995 Annual Report to
                       Shareholders                                      33 thru 58
                  21   Listing of Subsidiaries                           59
                  N/A  Notice of Annual Meeting and
                       Proxy Statement dated April 1, 1996               60 thru 98


          (b)     Reports on Form 8-K:

                  There were no reports on Form 8-K for the three months ended December 31, 1995.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HARMON INDUSTRIES, INC.



Date:   March 25, 1996                  By: /s/ Bjorn E. Olsson
                                            ----------------------------
                                            Bjorn E. Olsson
                                            President

Date:   March 25, 1996                  By: /s/ Charles M. Foudree
                                            ----------------------------
                                            Charles M. Foudree
                                            Executive Vice President-
                                            Finance

Date:   March 25, 1996                  By: /s/ Stephen L. Schmitz
                                            ----------------------------
                                            Stephen L. Schmitz
                                            Vice President-Controller

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:


By:                                      Date:   March 25, 1996
        ----------------------------
        Thomas F. Eagleton, Director


By:     /s/ Bruce M. Flohr               Date    March 25, 1996
        ----------------------------
        Bruce M. Flohr, Director


By:     /s/ Charles M. Foudree           Date:   March 25, 1996
        ----------------------------
        Charles M. Foudree, Director


By:                                      Date:   March 25, 1996
        ----------------------------
        Rodney L. Gray, Director


By:     /s/ Robert E. Harmon             Date:   March 25, 1996
        ----------------------------
        Robert E. Harmon, Director


By:                                      Date:   March 25, 1996
        ----------------------------
        Herbert M. Kohn, Director


By:     /s/ Douglass Wm. List            Date:   March 25, 1996
        ----------------------------
        Douglass Wm. List, Director


By:     /s/ Gerald E. Myers              Date:   March 25, 1996
        ----------------------------
        Gerald E. Myers, Director


By:     /s/ Bjorn E. Olsson              Date:   March 25, 1996
        ----------------------------
        Bjorn E. Olsson, Director


By:     /s/ Donald V. Rentz              Date:   March 25, 1996
        ----------------------------
        Donald V. Rentz, Director


By:     /s/ Judith C. Whittaker          Date:   March 25, 1996
        ----------------------------
        Judith C. Whittaker, Director

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Harmon Industries, Inc.:


Under date of February 2, 1996, we reported on the consolidated balance sheets of Harmon Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under
Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP



Kansas City, Missouri
February 2, 1996

                                  SCHEDULE VIII


                    HARMON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                              (DOLLARS IN THOUSANDS)


                                                     CHARGED TO
                                      BEGINNING      COSTS AND        RECOVERIES       ENDING
          DESCRIPTION                  BALANCE        EXPENSES       (DEDUCTIONS)      BALANCE
          -----------                  -------        --------       ------------      -------
Year ended December 31, 1993:
  Allowance for doubtful trade
   accounts receivable                 $  232          $ --            $   (9)          $241
                                       ------          ----            ------           ----
                                       ------          ----            ------           ----
  Reserve for assets of
   discontinued operations             $2,456          $ --            $2,456           $ --
                                       ------          ----            ------           ----
                                       ------          ----            ------           ----

Year ended December 31, 1994:
  Allowance for doubtful trade
   accounts receivable                 $  241          $  1            $  118           $360
                                       ------          ----            ------           ----
                                       ------          ----            ------           ----

Year ended December 31, 1995:
  Allowance for doubtful trade
   accounts receivable                 $  360          $ --            $    2           $362
                                       ------          ----            ------           ----
                                       ------          ----            ------           ----