Form 10-Q
period 1996-03-31
HARMON INDUSTRIES INC
filed 1996-05-15
CIK 45635

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended        March 31, 1996       Commission File No.    0-7916
                  --------------------------                      ---------



                            HARMON INDUSTRIES, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Missouri                                     44-0657800
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)



          1300 Jefferson Court, Blue Springs, Missouri 64015
- -----------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code   816-229-3345
                                                    ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ------       ------



The number of shares of Registrant's common stock outstanding as of March 31, 1996 was 6,805,626.

                       PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 and December 31, 1995 as well as the results of its operations for the interim periods ended March 31, 1996 and March 31, 1995.

                         HARMON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR PERIODS ENDED MARCH 31, 1996 AND 1995
                 IN THOUSANDS OF DOLLARS (EXCEPT SHARE DATA)
                               (UNAUDITED)


                                               THREE MONTHS ENDED MARCH 31
                                                   1996           1995
                                                 ---------      ---------
Net sales                                         $ 38,397       $ 29,415
Cost of sales                                       27,224         21,330
Research and development expenditures                1,458          1,022
                                                 ---------      ---------
  Gross profit                                       9,715          7,063

Selling, general and
  administrative expenses                            6,164          5,612
Amortization of cost in
  excess of fair value of
  net assets of acquired                               137            133
Miscellaneous (income) expense-net                    (151)           (25)
                                                 ---------      ---------
  Operating income                                   3,565          1,343


Interest expense                                      (255)          (147)
Investment income                                       34             17
                                                 ---------      ---------
  Earnings before income taxes                       3,344          1,213


Income tax expense (benefit):
  Current                                            1,285            535
  Deferred                                             (16)           (28)
                                                 ---------      ---------
                                                     1,269            507
                                                 ---------      ---------

Net earnings                                     $   2,075      $     706
                                                 ---------      ---------
                                                 ---------      ---------

Net earnings per common share                    $    0.30      $    0.10
                                                 ---------      ---------
                                                 ---------      ---------

Weighted average outstanding shares              6,828,883      6,814,783
                                                 ---------      ---------
                                                 ---------      ---------

                           HARMON INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                           IN THOUSANDS OF DOLLARS
                                 (UNAUDITED)

                                                              MARCH 31,         DECEMBER 31,
                                                                1996               1995
                                                             ----------       --------------
Assets
Current assets:
  Trade receivables, less allowance for doubtful accounts
     of $361,000 in 1996 and $362,000 in 1995                  $27,975            $25,317
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                       3,309              4,053
  Inventories:
     Work in process                                             5,749              4,583
     Raw materials and supplies                                 22,029             21,262
                                                               -------            -------
                                                                27,778             25,845
  Income tax receivable                                            212                434
  Deferred tax asset                                               584                584
  Prepaid expenses and other current assets                      1,013                608
                                                               -------            -------
          Total current assets                                  60,871             56,841
                                                               -------            -------
Property, plant and equipment, at cost:
  Land                                                             356                356
  Buildings                                                      6,204              5,802
  Machinery and equipment                                       13,194             12,820
  Office furniture and equipment                                15,440             14,589
  Transportation equipment                                       1,053              1,036
  Leasehold improvements                                         2,320              2,288
                                                               -------            -------
                                                                38,567             36,891
  Less accumulated depreciation and amortization                23,693             22,714
                                                               -------            -------
        Net property, plant and equipment                       14,874             14,177

Deferred tax asset                                                 637                621
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of
  $2,029,000 in 1996 and $1,892,000 in 1995                      7,537              7,674

Deferred compensation asset                                      5,583              5,575

Other assets                                                     1,489              1,957




                                                               -------            -------
                                                               $90,991            $86,845
                                                               -------            -------
                                                               -------            -------

                                                              MARCH 31,         DECEMBER 31,
                                                                1996               1995
                                                             ----------       --------------
Liabilities and Stockholders' Equity
Current liabilities:
  Bank overdraft                                               $   336            $   676
  Current debt installments                                        576                337
  Accounts payable                                              12,175             11,022
  Accrued payroll, bonus and employee benefit plan
     contributions                                               5,950              6,688

  Billings in excess of costs and estimated earnings
     on uncompleted contracts                                    2,175              1,279
  Other accrued liabilities                                      2,150              1,825
                                                               -------            -------
          Total current liabilities                             23,362             21,827
                                                               -------            -------
Deferred compensation liability                                  3,790              3,696
Long-term debt                                                  12,531             12,090
                                                               -------            -------
          Total liabilities                                     39,683             37,613

Stockholders' equity
  Common stock of $.25 par value; authorized
     20,000,000 shares, issued 6,805,626 in 1996
     and 6,805,626 in 1995                                       1,702              1,702
  Additional paid-in capital                                    23,003             23,003
  Retained earnings                                             26,603             24,527
                                                               -------            -------
          Total stockholders' equity                            51,308             49,232












                                                               -------            -------
                                                               $90,991            $86,845
                                                               -------            -------
                                                               -------            -------

                           HARMON INDUSTRIES, INC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTH PERIODS ENDED
                          MARCH 31, 1996 AND 1995
                          IN THOUSANDS OF DOLLARS
                                (UNAUDITED)

                                                      MARCH 31,   MARCH 31,
                                                        1996        1995
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 2,075     $   706
Adjustments to reconcile net earnings to net cash
 provided by operating actvities:
  Depreciation and amortization                         1,171         875
  Gain on sale of property, plant and equipment             4         (21)
  Deferred tax expense (benefit)                          (16)        (28)
Changes in assets and liabilities:
  Trade receivables                                    (2,658)      1,659
  Inventories                                          (1,933)     (2,727)
  Estimated cost, earnings and billings on
   contracts                                            1,640        (513)
  Income tax receivable                                   222         499
  Prepaid expenses                                       (405)       (256)
  Accounts payable                                      1,153        (231)
  Accrued payroll and benefits                           (738)     (2,863)
  Current income taxes                                     --          --
  Other liabilities                                       325          64
  Other deferred liabilities                               94          66
                                                      -------     -------
    Total adjustments                                  (1,141)     (3,476)
                                                      -------     -------
      Net cash provided by (used in) operating
       activities                                         934      (2,770)
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (1,733)     (1,175)
Proceeds from sale of property, plant and equipment        --          58
Deferred compensation contributions                        (8)       (677)
Other investing activities                                468         112
Servo acquisition                                          --          --
SERRMI acquisition                                         --      (1,150)
                                                      -------     -------
      Net cash used in investing activities            (1,273)     (2,832)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                     --          15
Proceeds from issuance of long-term debt                  328          --
Net borrowings under line of credit agreements            454       6,000
Principal payments of long-term debt                     (103)        (92)
Bank overdraft                                           (340)         --
                                                      -------     -------
      Net cash provided by (used in) financing
       activities                                         339       5,923
                                                      -------     -------
Net increase (decrease) in cash and cash equivalents        0         321
Cash and cash equivalents at beginning of year              0         250
                                                      -------     -------
Cash and cash equivalents at end of period            $     0    $    571
                                                      -------     -------
                                                      -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $    93    $    109
  Income taxes                                        $ 1,123    $     37

                         PART I.   FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company posted record sales for the first quarter ended March 31, 1996 of $38.4 million, representing a 31% increase over the same quarter one year ago. Gross profit for the 1996 first quarter was $9.7 million representing a 38% increase from the 1995 first quarter. The quarterly sales increase reflected strong sales of train control systems, signal systems and asset management services. Expenditures for research and development for the quarter increased 43% in 1996 over 1995 and increased as a percentage of sales from 3.5% in 1995 to 3.8% in 1996. This increase represents the addition of engineering resources as well as a shift of engineering resources from application engineering projects to research and development activities. As a percentage of sales, gross profit for the three months ended March 31, 1996 increased to 25.3% from 24.0% for the same period last year. Last year's gross profit was negatively impacted by integration costs from the hot box detector line acquisition. This factor along with the product mix among the Company's traditional products, partially offset by the higher proportionate sales of asset management services which provide a lower gross profit margin than sales of the Company's manufactured products, substantially account for this increase in gross profit as a percentage of sales.

Selling, general and administrative expenses (SG&A), in absolute dollars, increased 10% for the three months ended March 31, 1996 compared to the same period a year ago. The increased expenditures resulted principally from increased profit based incentive compensation for the current quarter. However, SG&A as a percentage of sales for the first quarter, at 16.1%, was down compared to 19.1% for the first quarter of 1995. The decrease relative to sales was primarily due to leveraging costs over high sales volume.

Orders for the Company's products and services in the first quarter decreased slightly from $35.7 million in 1995 to $34.9 million in 1996. The decrease in orders for the first quarter reflects decreased orders from transit customers, mostly offset by strong growth in the freight rail market in signal systems, train control systems, and asset management services orders compared to the prior year. The order backlog at March 31, 1996 was $40.9 million, down from $49.1 million at December 31, 1995 and $51.4 million one year ago. The backlog decrease reflects the high shipment levels and comparison to backlog containing a large transit project order which was substantially completed by first quarter 1996.

Interest expense increased from $147 thousand to $255 thousand for the three months ended March 31, 1996 compared to the same period last year. Increased interest bearing debt incurred to fund working capital needs and higher interest rates are the primary factors for the increased interest expense in 1996.

The effective tax rate decreased to 37.9% from 41.8%. This decrease is primarily the result of decreased non-deductible expenses and lower state income taxes.

The Company's liquidity and capital resources remain strong. The Company has approximately $4 million available under existing bank lines of credit at the end of the first quarter of 1996, down from approximately $6 million at December 31, 1995 and $11 million one year ago. The decrease reflects additional borrowing primarily to fund increased accounts receivables supporting the high level of shipments in the first quarter of 1996 and increased inventories to support anticipated shipments in the second quarter of 1996.

                           PART II.  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was required to be filed during the most recent quarter.



                                       EXHIBIT TABLE
                                        REFERENCE #     PAGE #
                                       -------------   --------

Computation of earnings per share            A             9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARMON INDUSTRIES, INC.


Date: May 10, 1996                    /s/ Bjorn E. Olsson
                                      --------------------------------
                                      Bjorn E. Olsson,
                                      President


Date: May 10, 1996                    /s/ Charles M. Foudree
                                      --------------------------------
                                      Charles M. Foudree,
                                      Executive Vice President-Finance


Date: May 10, 1996                    /s/ Stephen L. Schmitz
                                      --------------------------------
                                      Stephen L. Schmitz,
                                      Vice President-Controller

HARMON INDUSTRIES, INC.                                           EXHIBIT A
FORM 10-Q
MARCH 31, 1996



COMPUTATION OF EARNINGS PER SHARE (INSTRUCTION H(g))

Computation of the average number of shares of Common Stock outstanding for the three months ended March 31, 1996 and 1995.

                                     (1)           (2)           (3)                   (4)
                                                                              AVERAGE NUMBER OF
                                                                              SHARES OUTSTANDING
                                                                              AS SHOWN ON
                                                                              CONSOLIDATED STATEMENTS
                                  SHARES OF    NUMBER                         OF OPERATIONS (3)
                                  COMMON       OF DAYS        SHARE DAYS      DIVIDED BY NUMBER
                                  STOCK        OUTSTANDING    (2 X 1)         OF DAYS IN PERIOD
                                  ---------    -----------    ----------      -----------------------

          1996

January 1 - March 31              6,805,626        90         612,506,340
Equivalent shares under the
 Company's option plans              23,257        90           2,093,130
                                                              -----------
                                                              614,599,470          6,828,883
                                                              -----------          ---------
                                                              -----------          ---------

          1995

January 1 - March 31              6,728,252        90         605,542,680
Equivalent shares under
 the Company's bonus plan               381        90              34,274
Options exercised                    35,359        85           3,005,515
                                        400        81              32,400
                                      2,200        43              94,600
Equivalent shares under the
 Company's option plans              51,344        90           4,620,960
                                                              -----------
                                                              613,330,429          6,814,783
                                                              -----------          ---------
                                                              -----------          ---------