Form 10-Q
period 1996-06-30
HARMON INDUSTRIES INC
filed 1996-08-14
CIK 45635

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended     June 30, 1996     Commission File No.     0-7916
                 -----------------------                   ------------

                               HARMON INDUSTRIES, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Missouri                                44-0657800
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)


                  1300 Jefferson Court, Blue Springs, Missouri 64015
- --------------------------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code     816-229-3345
                                                  ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   --------    -------

The number of shares of Registrant's common stock outstanding as of June 30, 1996 was 6,805,626.
         ----------

                           PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at June 30, 1996 and December 31, 1995 as well as the results of its operations for the interim periods ended June 30, 1996 and June 30, 1995.

                               HARMON INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR PERIODS ENDED JUNE 30, 1996 AND 1995
                     IN THOUSANDS OF DOLLARS (EXCEPT SHARE DATA)
                                     (UNAUDITED)



                                             Three months ended June 30     Six months ended June 30
                                                1996           1995            1996           1995
                                            ----------     ----------     ----------     ----------
Net sales                                  $    39,111    $    32,854    $    77,509    $    62,269
Cost of sales                                   26,141         21,971         53,366         43,279
Research and development expenditures            1,726          1,236          3,183          2,279
                                            ----------     ----------     ----------     ----------
  Gross profit                                  11,244          9,647         20,960         16,711

Selling, general and
  administrative expenses                        6,560          5,990         12,724         11,602
Amortization of cost in
  excess of fair value of
  net assets acquired                              137            133            274            266
Miscellaneous (income) expense-net                 (14)            (7)           (30)           (32)
                                            ----------     ----------     ----------     ----------
  Operating income                               4,561          3,531          7,992          4,875

Interest expense                                  (234)          (190)          (489)          (337)
Investment income                                   29             60            198             76
                                            ----------     ----------     ----------     ----------

  Earnings before income taxes                   4,356          3,401          7,701          4,614

Income tax expense (benefit):
  Current                                        1,723          1,414          3,008          1,949
  Deferred                                         (24)           (71)           (40)           (99)
                                            ----------     ----------     ----------     ----------
                                                 1,699          1,343          2,968          1,850
                                            ----------     ----------     ----------     ----------

Net earnings                               $     2,657    $     2,058    $     4,733    $     2,764
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Net earnings per common share              $      0.39    $      0.30    $      0.69    $      0.41
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Weighted average outstanding shares          6,840,464      6,823,650      6,834,674      6,819,217
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


                               HARMON INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                               IN THOUSANDS OF DOLLARS
                                     (UNAUDITED)



                                          JUNE 30,     DECEMBER 31,                                          JUNE 30,   DECEMBER 31,
                                            1996          1995                                                1996         1995
                                        ---------      ---------                                           ---------    ---------
Assets                                                                Liabilities and Stockholders'
                                                                        Equity
Current assets:                                                       Current liabilities:
  Cash and cash equivalents             $    353     $    ------         Bank overdraft                  $    ------    $     676
  Trade receivables, less allowance                                      Current debt installments               576          337
    for doubtful accounts for doubtful                                   Accounts payable                      8,372       11,022
    accounts of $307,000 in 1996 and                                     Accrued payroll, bonus and
    $362,000 in 1995                       22,003         25,317           employee benefit plan
  Costs and estimated earnings in                                          contributions                       6,441        6,688
    excess of billings on                                                Billings in excess of costs
    uncompleted contracts                   1,811          4,053           and estimated earnings
  Inventories:                                                             on uncompleted contracts            3,300        1,279
     Work in process                        4,630          4,583         Federal and state income
     Raw materials and supplies            22,067         21,262           taxes payable                         302       ------
                                        ---------      ---------         Other accrued liabilities             1,738        1,825
                                           26,697         25,845                                           ---------    ---------
                                                                            Total current liabilities         20,729       21,827
                                                                                                           ---------    ---------
  Income tax receivable                    ------            434      Deferred compensation liability          3,880        3,696
  Deferred tax asset                          584            584      Long-term debt                           5,507       12,090
  Prepaid expenses and other                                                                               ---------    ---------
    current assets                          1,148            608
                                        ---------      ---------
Total current assets                       52,596         56,841            Total liabilities                 30,116       37,613
                                        ---------      ---------                                           ---------    ---------

Property, plant and equipment, at cost:                               Stockholders' equity
  Land                                        356            356         Common stock of $.25 par
  Buildings                                 7,115          5,802           value; authorized
  Machinery and equipment                  13,546         12,820           20,000,000 shares,
  Office furniture and equipment           16,073         14,589            issued 6,805,626 in 1996
  Transportation equipment                  1,057          1,036            and 6,805,626 in 1995              1,702        1,702
  Leasehold improvements                    2,334          2,288         Additional paid-in capital           23,003       23,003
                                        ---------       ---------        Retained earnings                    28,750       24,527
                                           40,481         36,891                                           ---------    ---------
  Less accumulated depreciation and                                         Total stockholders' equity        53,455       49,232
    amortization                           24,710         22,714
                                        ---------      ---------
     Net property, plant and equipment     15,771         14,177

Deferred tax asset                            661            621
Cost in excess of fair value of net
  assets acquired,net of accumulated
  amortization of $2,166,000 in 1996
  and $1,892,000 in 1995                    7,400          7,674
Deferred compensation asset                 5,670          5,575
Other assets                                1,473          1,957

                                        ---------      ---------                                          ----------    ---------
                                          $83,571        $86,845                                             $83,571      $86,845
                                        ---------      ---------                                          ----------    ---------



                                HARMON INDUSTRIES, INC
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTH PERIODS ENDED
                                JUNE 30, 1996 AND 1995
                               IN THOUSANDS OF DOLLARS
                                     (UNAUDITED)

                                                         JUNE 30,     JUNE 30,
                                                           1996        1995
                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $  4,733     $  2,764
Adjustments to reconcile net earnings to net cash
  provided by operating actvities:
    Depreciation and amortization                          2,373        1,826
    Gain on sale of property, plant and equipment              9          (21)
    Deferred tax expense (benefit)                           (40)         (99)
Changes in assets and liabilities:
    Trade receivables                                      3,314        1,389
    Inventories                                             (852)      (4,220)
    Estimated cost, earnings and billings on contracts     4,263       (2,019)
    Income tax receivable                                    434          667
    Prepaid expenses                                        (540)        (282)
    Accounts payable                                      (2,650)         426
    Accrued payroll and benefits                            (247)      (1,943)
    Current income taxes                                     302          609
    Other liabilities                                        (87)         (34)
    Other deferred liabilities                               184          149
                                                        --------     --------
         Total adjustments                                 6,463       (3,552)
                                                        --------     --------
              Net cash provided by (used in)
                operating activities                      11,196         (788)
                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (3,702)      (2,315)
Proceeds from sale of property, plant and equipment           --           58
Deferred compensation contributions                          (95)        (523)
Other investing activities                                   484          116
Servo acquisition
SERRMI acquisition                                            --       (1,150)
                                                        --------     --------
              Net cash used in investing activities       (3,313)      (3,814)
                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                        --          292
Proceeds from issuance of long-term debt                     337           --
Borrowings under line of credit agreements                23,464       10,950
Repayments under line of credit agreements               (29,925)      (5,950)
Principal payments of long-term debt                        (220)        (212)
Bank overdraft                                              (676)          --
Cash dividends paid                                         (510)        (509)
                                                        --------     --------
              Net cash provided by (used in)
                financing activities                      (7,530)       4,571
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents         353          (31)
Cash and cash equivalents at beginning of year                --          250
                                                        --------     --------
Cash and cash equivalents at end of period             $     353    $     219
                                                        --------     --------
                                                        --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
         Interest                                      $     398    $     220
         Income taxes                                  $   2,351    $     665

                            PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's sales for the second quarter ended June 30, 1996 were $39.1 million, representing a 19.0% increase over the same quarter one year ago.
Gross profit for the 1996 second quarter of $11.2 million represented a 16.6% increase over the 1995 second quarter. The quarterly sales increase resulted from strong sales of train control systems, carborne equipment and asset management services partially offset by lower train inspection systems sales. Expenditures for research and development for the second quarter increased 39.6% in 1996 and increased as a percentage of sales to 4.4% from 3.8% in 1995. This increase represents a shift of engineering resources from application engineering projects to research and development along with the addition of new engineering resources. One of the major development activities is Incremental Train Control System as described in our 1995 Form 10K. As a percentage of sales, gross profit for the three months ended June 30, 1996 decreased to 28.7% from 29.4% for the same period last year. This decline is almost entirely the result of the increase in research and development expenditures in the second quarter of 1996 compared to 1995.

Sales for the six months ended June 30, 1996 increased 24.5% over last year to $77.5 million. The sales increase reflects strong sales of train control systems, carborne equipment, asset management services and signal hardware products, partially offset by lower sales of printed circuit boards. Year to date expenditures for research and development increased 39.7% for the first six months of 1996 compared to the same period a year ago. As a percentage of sales for the same period, research and development increased to 4.1% in 1996 from 3.7% in 1995. This increase for the first six months of 1996 is due to the same reasons noted above for the quarter. Gross profit for the six month period increased 25.4% to $21.0 million in 1996 and increased slightly as a percentage of sales to 27.0% in 1996 from 26.8% last year. The increase in margins resulting from the absence of the 1995 integration costs of the acquired hot box detector line was virtually offset by the increased research and development expenditures and the higher proportionate sales of lower margin asset management services.

Selling, general and administrative expenses (SG&A), increased 9.5% for the three months ended June 30, 1996 compared to the same period last year. As a percentage of sales for the same period, SG&A decreased to 16.8% from 18.2%.
The increased SG&A expenses in absolute dollars in the second quarter of 1996 was primarily higher selling expenses commensurate with higher sales (approximately $250 thousand), higher fringe benefit expenses (approximately $200 thousand), increased incentive based compensation expenses which vary with the earnings of the Company (approximately $100 thousand), higher depreciation expenses (approximately $80 thousand) and general inflation, partially offset by lower legal and audit expenses (approximately $325 thousand). The decrease in SG&A as a percentage of sales reflects generally the leveraging of costs over the higher sales volume, as well as the absence of integration costs of the acquired hot box detector line and costs associated with new computer systems implementations incurred during 1995.
For the six month period ended June 30, 1996, SG&A increased 9.7% over last year but similarly decreased as a percentage of sales to 16.4% in 1996 from 18.6% in 1995. The increased SG&A expenses for the six months was again primarily due to higher selling expenses (approximately $335 thousand), higher incentive based compensation (approximately $275 thousand), higher depreciation (approximately $200 thousand) and general inflation, partially offset by decreased legal and audit expenses (approximately $400 thousand). The decrease in SG&A as a percentage of sales for the first six months of 1996 reflects the same reasons noted above.

Orders for the Company's products and services increased from $35.2 million in 1995 to $36.2 million in 1996 for the second quarter and increased slightly from $70.9 million in 1995 to $71.1 in 1996 for the six months ended June 30. The second quarter increase reflects growth in train control systems, asset management services and signal hardware products offset partially by decreased
carborne equipment and printed circuit board orders.   The slight increase in
orders for the first six months of 1996 compared to 1995 reflects strong growth in the freight rail market for control systems, asset management services and signal hardware products offset by decreased orders for train control systems from the rail transit market and decreased orders for carborne equipment from freight rail customers and printed wiring boards. The order backlog at June 30, 1996 was $34.7 million, down from $49.1 million at December 31, 1995 and $55.0 million one year ago. The backlog decrease reflects the high shipment levels and comparison to backlogs containing a large rail transit project order which was substantially completed by the first quarter of 1996.

Interest expense increased from $190 thousand to $234 thousand for the three months ended June 30, 1996 compared to the same period last year. Year to date interest expense through June 30, 1996 also increased to $489 thousand from $337 thousand in 1995. Increased average outstanding interest bearing debt and higher interest rates when compared to last year account for the increased interest expense.

The effective tax rate decreased from 39.5% in 1995 to 39.0% in 1996 for the three months and decreased from 40.1% in 1995 to 38.5% in 1996 for the six months ended June 30, 1996. This decrease reflects a combination of lower non-deductible expenses and lower state income taxes in 1996.

The Company's liquidity and capital resources remain strong. The Company has approximately $9 million available under existing bank lines of credit at the end of the second quarter of 1996, up from approximately $6 million at December 31, 1995 but down from approximately $13 million one year ago. Positive cash was generated through collection of account receivables and a significant reduction in contracts in progress.

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



                                       HARMON INDUSTRIES, INC.





Date: August 9, 1996                   /s/Bjorn E. Olsson
                                       --------------------------------
                                       Bjorn E. Olsson,
                                       President


Date: August 9, 1996                   /s/Charles M. Foudree
                                       --------------------------------
                                       Charles M. Foudree,
                                       Executive Vice President-Finance


Date: August 9, 1996                   /s/Stephen L. Schmitz
                                        --------------------------------
                                       Stephen L. Schmitz,
                                       Vice President-Controller

HARMON INDUSTRIES, INC.                                                EXHIBIT A
FORM 10-Q                                                              ---------
JUNE 30, 1996


COMPUTATION OF EARNINGS PER SHARE (INSTRUCTION H(g))

Computation of the average number of shares of Common Stock outstanding for the three months ended June 30, 1996 and 1995.




                                 (1)                  (2)              (3)                (4)

                                                                                      Average number
                                                                                      of shares
                                                                                      outstanding
                                                                                      as shown on
                                                                                      consolidated
                                                                                      statements of
                                                                                      operations (3)
                                                                                      divided by
                              Shares of           Number of days     Share days       number of
                              common stock        outstanding        (2 x 1)          days in period
                              ------------        --------------    ------------      --------------
        1996

April 1 - June 30             6,805,626                  91         619,311,966

Equivalent shares
 under the
 Company's option
 plans                           34,838                  91           3,170,258
                                                                   ------------

                                                                    622,482,224           6,840,464
                                                                   ------------      --------------
                                                                   ------------      --------------

        1995

April 1 - June 30             6,766,211                  91         615,725,201

Equivalent shares
 under
 the Company's bonus
 plan                             1,144                  91             104,119

Options exercised                 9,350                  86             804,100
                                  1,800                  65             117,000
                                  9,500                  63             598,500
                                  2,000                  44              88,000
                                  2,000                  39              78,000
                                  1,000                  38              38,000
                                  2,000                  37              74,000
                                  1,600                  30              48,000
                                  2,000                  30              60,000

Shares issued under
 the 1994 bonus plan              4,950                  51             252,450

Equivalent shares
 under the
 Company's option
 plans                           32,580                  91           2,964,780
                                                                   ------------
                                                                    620,952,150           6,823,650
                                                                   ------------      --------------
                                                                   ------------      --------------


                                         -10-

Computation of the average number of shares of Common Stock outstanding for the six months ended June 30, 1996 and 1995.

           1996

Quarter 1 weighted average         6,828,883

Quarter 2 weighted average         6,840,464
                                ------------      Divided by
                                  13,669,347      2 quarters =   6,834,674
                                                                ----------
                                                                ----------

           1995

Quarter 1 weighted average         6,814,783

Quarter 2 weighted average         6,823,650
                                ------------      Divided by
                                  13,638,433      2 quarters =   6,819,217
                                                                ----------
                                                                ----------