Form 10-Q
period 1996-09-30
HARMON INDUSTRIES INC
filed 1996-11-14
CIK 45635

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended        September 30, 1996          Commission File No.  0-7916
                 -----------------------------------                    --------


                             HARMON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Missouri                                          44-0657800
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

The number of shares of Registrant's common stock outstanding as of September 30, 1996 was 6,823,273.
             ----------

                         PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at September 30, 1996 and December 31, 1995 as well as the results of its operations for the interim periods ended September 30, 1996 and September 30, 1995.

                             HARMON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                IN THOUSANDS OF U.S. DOLLARS (EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                Three months ended Sept. 30    Nine months ended Sept.30
                                                     1996           1995           1996           1995
                                                ------------   ------------   ------------   ------------
Net sales                                       $     41,957   $     38,026   $    119,465   $    100,296
Cost of sales                                         29,721         26,954         83,086         70,254
Research and development expenditures                  1,492          1,503          4,675          3,761
                                                ------------   ------------   ------------   ------------
 Gross profit                                         10,744          9,569         31,703         26,281

Selling, general and
 administrative expenses                               6,491          5,464         19,216         17,067
Amortization of cost in
 excess of fair value of
 net assets acquired                                     154            144            428            410
Miscellaneous (income) expense-net                       (14)           (13)           (45)           (45)
                                                ------------   ------------   ------------   ------------
 Operating income                                      4,113          3,974         12,104          8,849

Interest expense                                        (123)          (197)          (612)          (534)
Investment income                                         28              4            226             80
                                                ------------   ------------   ------------   ------------

 Earnings before income taxes                          4,018          3,781         11,718          6,395

Income tax expense (benefit):
 Current                                               1,554          1,524          4,561          3,473
 Deferred                                                (24)           (23)           (64)          (122)
                                                ------------   ------------   ------------   ------------
                                                       1,530          1,501          4,497          3,351
                                                ------------   ------------   ------------   ------------

Net earnings                                    $      2,488   $      2,280   $      7,221   $      5,044
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Net earnings per common share                   $       0.36   $       0.33   $       1.06   $       0.74
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Weighted average outstanding shares                6,843,881      5,637,112      6,837,743      6,825,182
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

                            HARMON INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          IN THOUSANDS OF U.S. DOLLARS
                                  (UNAUDITED)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1996            1995
                                                                                -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         --             --
  Trade receivables, less allowance for doubtful accounts of $387,000 in 1996
   and $382,000 in 1995                                                             29,390         25,317
  Costs and estimated earnings in excess of billings on uncompleted contracts        1,832          4,053
  Inventories:
    Work in process                                                                  4,685          4,583
    Raw materials and supplies                                                      24,067         21,262
                                                                                -------------   ------------
                                                                                    26,952         25,845

  Income tax receivable                                                                 98            434
  Deferred tax asset                                                                   584            584
  Prepaid expenses and other current assets                                            953            908
                                                                                -------------   ------------
      Total current assets                                                          61,801         56,641
                                                                                -------------   ------------
Property, plant and equipment at cost:
  Land                                                                                 356            356
  Buildings                                                                          8,727          5,602
  Machinery and equipment                                                           14,250         12,628
  Office furniture and equipment                                                    16,685         14,589
  Transportation equipment                                                           1,213          1,036
  Leasehold improvements                                                             2,343          2,268
                                                                                -------------   ------------
                                                                                    43,574         38,891
  Less accumulated depreciation and amortization                                    24,384         22,714
                                                                                -------------   ------------
      Net property, plant and equipment                                             17,190         14,177

Deferred tax asset                                                                     685            621
Cost in excess of fair value of net assets acquired, net of accumulated
 amortization of $2,320,000 in 1996 and $1,892,000 in 1995                           7,765          7,674
Deferred compensation asset                                                          5,758          6,575
Other assets                                                                         1,472          1,957
                                                                                -------------   ------------
                                                                                   $94,669        $88,845
                                                                                -------------   ------------

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1996           1995
                                                                                -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                                   $   626        $   678
  Current debt installments                                                          1,025            337
  Accounts payable                                                                  11,546         11,022
  Accrued payroll, bonus and employee benefit plan contributions                     9,326          6,648
  Billings in excess of costs and estimated earnings on uncompleted contracts        3,893          1,279
  Federal and state income taxes payable                                            --             --
  Other accrued liabilities                                                          2,558          1,825
                                                                                -------------   ------------
      Total current liabilities                                                     28,985         21,827
                                                                                -------------   ------------

Deferred compensation liability                                                      3,964          3,694
Long-term debt                                                                       5,639         12,094
                                                                                -------------   ------------
      Total liabilities                                                             36,568         37,613
Stockholders' equity
  Common stock of $.25 par value; authorized 20,000,000 shares, Issued
   6,823,273 in 1996 and 6,805,626 in 1995                                           1,706          1,702
  Additional paid-in capital                                                        23,149         23,003
  Foreign currency translation adjustments                                               6         --
  Retained earnings                                                                 31,238         24,527
                                                                                -------------   ------------
      Total stockholders' equity                                                    56,101         49,232
                                                                                -------------   ------------
                                                                                   $94,669        $88,845
                                                                                -------------   ------------

                                       4

                            HARMON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                          IN THOUSANDS OF U.S. DOLLARS
                                  (UNAUDITED)

                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                        1996            1995
                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings......................................    $  7,221         $5,044
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization.................       3,638          2,825
    (Gain)/loss on sale of property, plant and
     equipment....................................          10            (21)
    Deferred tax expense (benefit)................         (64)          (122)
Changes in assets and liabilities (net of effects
  of businesses acquired):
    Trade receivables.............................      (3,474)        (4,596)
    Inventories...................................      (2,791)        (5,439)
    Estimated cost, earnings and billings on
     contracts....................................       5,181         (1,353)
    Income tax receivable.........................         423            667
    Prepaid expenses..............................        (327)            75
    Accounts payable..............................         250          2,881
    Accrued payroll and benefits..................       2,435           (700)
    Current income taxes..........................          --            399
    Other liabilities.............................         322            (83)
    Other deferred liabilities....................         288             78
                                                    -------------   ----------
      Total adjustments...........................       5,871         (5,609)
                                                    -------------   ----------
        Net cash provided by (used in) operating
         activities...............................      13,092           (565)
                                                    -------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................      (4,393)        (3,462)
Proceeds from sale of property, plant and
  equipment.......................................          --             58
Deferred compensation contributions...............        (181)          (442)
Other investing activities........................         485            118
Acquisition of businesses.........................      (2,056)        (1,150)
                                                    -------------   ----------
        Net cash used in investing activities.....      (6,145)        (4,880)
                                                    -------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock............          --            292
Proceeds from issuance of long-term debt..........          --             --
Borrowings under line of credit agreements........      30,224         15,050
Repayments under line of credit agreements........     (38,332)        (8,650)
Principal payments of long-term debt..............        (281)          (321)
Bank overdraft....................................         (56)            --
Cash dividends paid...............................        (510)          (509)
                                                    -------------   ----------
        Net cash provided by (used in) financing
         activities...............................      (6,955)         5,862
                                                    -------------   ----------
                                                    -------------   ----------
Effect of foreign currency exchange rate changes
  on cash.........................................           8             --
                                                    -------------   ----------
Net increase (decrease) in cash and cash
  equivalents.....................................           0            417
Cash and cash equivalents at beginning of year....           0            250
                                                    -------------   ---------
Cash and cash equivalents at end of period........    $      0         $  667
                                                    -------------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest......................................    $    573         $  442
    Income taxes..................................    $  4,288         $2,317

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


                        PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sales for the third quarter ended September 30, 1996 were $42.0 million representing a 10.3% increase over the same quarter one year ago.
Gross profit for the 1996 third quarter of $10.7 million represented a 12.3% increase over the 1995 third quarter. The quarterly sales increase resulted principally from strong asset management services, train control systems, signal systems, and train inspection systems business in the freight rail market as well as the additional sales contributed by Vaughan Harmon
Systems, Ltd. ("Vaughan"), the Company's recent acquisition in the United Kingdom discussed below. These sales strengths were somewhat offset by lower sales for systems for the rail transit market, lower printed circuit board sales and lower repair services. Expenditures for research and development for the third quarter decreased slightly by 0.7% in 1996 and decreased as a percentage of sales from 4.0% in 1995 to 3.6%. This decrease represents a shift of engineering resources from research and development activities to application engineering projects. As a percentage of sales, gross profit for the three months ended September 30, 1996 increased to 25.6% from 25.2% for the same period last year. This increase is the result of the absence in the 1996 third quarter of integration costs of the acquired hot box detector line which were incurred in 1995 and lower research and development expenditures. This increase was partially offset by the higher proportion of asset management services and systems sales which provide a lower gross profit margin than sales of the Company's manufactured products.

Sales for the nine months ended September 30, 1996 increased 19.1% over last year to $119.5 million. The sales increase reflects strong sales from the freight rail market of train control systems, carborne equipment, asset management services, train inspection systems, signal hardware products and the additional Vaughan business. Partially offsetting the increase was lower sales of transit systems, repair services and printed circuit boards. Year to date expenditures for research and development increased 24.3% for the first nine months of 1996 compared to the same period a year ago. As a percentage of sales for the same period, research and development increased to 3.9% in 1996 from 3.7% in 1995. This increase for the first nine months of 1996 is due to the addition of engineering resources and the shift of engineering resources from application engineering projects to research and development activities primarily for the development of the Incremental Train Control System described in the Company's 1995 10-K. Gross profit for the nine month period increased 20.6% to $31.7 million in 1996 and increased slightly as a percentage of sales to 26.5% in 1996 from 26.2% last year. The increase in margins resulting from the absence of integration costs of the acquired hot box detector line which were incurred in 1995 was partially offset by the increased research and development expenditures and the higher proportion of lower margin asset management services and systems sales.

Selling, general and administrative expenses (SG&A), increased 18.8% for the three months ended September 30, 1996 compared to the same period last year. As a percentage of sales for the same period, SG&A increased to 15.5% from 14.4%. The increased SG&A expenses in the third quarter of 1996 was primarily higher selling expenses commensurate with higher sales (approximately $283 thousand), increased incentive based compensation expenses which vary with the earnings of the Company (approximately $834 thousand), higher depreciation expenses (approximately $90 thousand) and general inflation.
The increase in SG&A was partially offset by lower fringe benefit expenses (approximately $164 thousand) and lower professional fees (approximately $71 thousand). For the nine month period ended September 30, 1996, SG&A increased 12.6% over last year but decreased as a percentage of sales to 16.1% in 1996 from 17.0% in 1995. The increased SG&A expenses for the nine months was primarily due to higher selling expenses (approximately $624 thousand), higher incentive based compensation (approximately $1.1 million), higher depreciation (approximately $283 thousand), higher investor relation costs (approximately $100 thousand) and general inflation. Decreased professional fees (approximately $485 thousand) partially offset this increase in SG&A. The decrease in SG&A as a percentage of sales for the first nine months of 1996 reflects the leveraging of costs over higher sales volumes.

Orders for the Company's products and services more than doubled from $28.0 million in 1995 to $57.0 million in 1996 for the third quarter and increased from $98.9 million in 1995 to $128.1 million in 1996 for the nine months ended September 30. The third quarter increase primarily reflects growth in the freight rail market broadly across most of the Company's product lines, particularly for train control systems and asset management services, as well as the additional orders from Vaughan. Third quarter 1996 orders include the largest contract in the Company's history from the freight rail market for a complete turn key train control and crossing warning system and $8.4 million of orders received by Vaughan. The increase in orders for the first nine months of 1996 compared to 1995 reflects strong growth in the freight rail market for train control systems, signal systems, asset management services, signal hardware products and the additional Vaughan business. This increase in orders was partially offset by decreased orders for train control systems from the rail transit market and decreased orders for carborne equipment and printed wiring boards. The order backlog at September 30, 1996 was $50.7 million, up from $49.1 million at December 31, 1995 and $44.5 million one year ago. The backlog increase reflects the high order volume in the third quarter of 1996.

Interest expense decreased from $197 thousand to $123 thousand for the three months ended September 30, 1996 compared to the same period last year. This decrease reflects reduced borrowings for the third quarter of 1996 compared to 1995. Year to date interest expense through September 30, 1996 increased to $612 thousand from $534 thousand in 1995. The increased interest expense year to date resulted from increased interest bearing debt throughout the first half of 1996 compared to last year due to increased working capital needs.

The effective tax rate decreased from 39.7% in 1995 to 38.1% in 1996 for the three months and decreased from 39.9% in 1995 to 38.4% in 1996 for the nine months ended September 30, 1996. This decrease reflects a combination of lower non-deductible expenses and lower state income taxes in 1996.

The Company's liquidity and capital resources remain strong. The Company has approximately $29 million available under existing bank lines of credit at the end of the third quarter of 1996, up from approximately $6 million at December 31, 1995 and up from approximately $11 million one year ago. The increase reflects the increased line of credit facilities obtained by the Company during the third quarter of 1996 discussed below.

On August 15, 1996 the Company signed a restated and amended credit agreement pursuant to which two financial institutions agreed to lend the Company up to $35.0 million. Of the $35.0 million, $15.0 million is in the form of a secured reducing revolving line of credit which bears interest at the prime rate. The remaining $20.0 million is an unsecured revolving line of credit which bears interest at the prime rate. The Company has the option to convert borrowings under either loan to an interest rate that is a function of LIBOR. Under both loans, the Company is required to meet certain covenants including minimum net worth, interest coverage ratios, funded debt ratios, etc. At September 30, 1996 the Company was in compliance with these debt covenants. The complete Restated and Amended Credit Agreement is attached hereto as Exhibit
(Reference) No. 10A.

The Company acquired Vaughan Systems, Ltd. on July 1, 1996.  Vaughan
Systems, Ltd., located in the United Kingdom, was renamed Vaughan Harmon Systems, Ltd. and operates independently as a wholly-owned subsidiary. Vaughan is a market leader in the manufacture of train describers, passenger information and modular railway control systems. This acquisition will enhance the Company's product offerings and strategically assist the Company's international expansion efforts.

The Company acquired two engineering companies located in Jacksonville, Florida during the third quarter of 1996. On August 30, 1996 the Company acquired Omaha Railway Signal, Inc. and on September 26, 1996 the Company acquired First Coast Signal Engineering, Inc., both of which are engineering companies in the railroad service industry. These acquisitions expand the Company's engineering and design expertise and capabilities and will enhance its ability to better serve customers in the southeastern United States region. Both companies are expected to move into the Company's existing facility in Jacksonville, Florida.

                           PART II.  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was required to be filed during the most recent quarter.

                                                EXHIBIT TABLE
                                                 REFERENCE #
                                                -------------


Restated and amended credit agreement            10A

Computation of earnings per share                11A

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   HARMON INDUSTRIES, INC.





Date: November 8, 1996             /s/Bjorn E. Olsson
                                   ----------------------------------------
                                   Bjorn E. Olsson,
                                   President


Date: November 8, 1996             /s/Charles M. Foudree
                                   ----------------------------------------
                                   Charles M. Foudree,
                                   Executive Vice President-Finance


Date: November 8, 1996             /s/Stephen L. Schmitz
                                   ----------------------------------------
                                   Stephen L. Schmitz,
                                   Vice President-Controller