Form 10-K
period 1996-12-31
HARMON INDUSTRIES INC
filed 1997-03-31
CIK 45635

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1996
                            Commission file number 0-7916

                                HARMON INDUSTRIES, INC.
                               -----------------------

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

             Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                            which registered
    -------------------------                    ----------------------------
              None
    -------------------------                    ----------------------------

    -------------------------                    ----------------------------

             Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock
--------------------------------------------------------------------------------
                                 Title of each class
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

As of March 17, 1997, 6,836,208 common shares were outstanding, and the aggregate market value of the common stock (based upon the closing bid price of these shares per NASDAQ for Over-the Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $112,841,000.

The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

DOCUMENTS INCORPORATED BY REFERENCE
PART II

Item 6:  Selected Consolidated              Pages 16 and 17 of the
         Financial Data.                    Annual Report to Shareholders for
                                            the year ended December 31,1996.

Item 7:  Management's Discussion            Pages 18 through 23 of
         and Analysis of Financial          the Annual Report to
         Condition and Results of           Shareholders for the year
         Operations.                        ended December 31, 1996.


Item 8:  Financial Statements               Page 24 through 39 of
         and Supplementary Data.            the Annual Report to
                                            Shareholders for the year
                                            ended December 31, 1996.


PART III

Item 10: Directors and Executive            Pages 3 through 5 of the
         Officers of the Registrant.        Company's Proxy Statement, dated
                                            April 1, 1997

Item 11: Executive Compensation             Pages 6 through 14 of the
         and Other Information.             Company's Proxy Statement
                                            dated April 1, 1997.

Item 12: Security Ownership of              Pages 2 and 3 of the
         Certain Beneficial Owners          Company's Proxy Statement
         and Management.                    dated April 1, 1997.

Item 13: Certain Relationships and          Page 5 (last paragraph
         Related Transactions               of Election of Directors)
                                            and page 5 ("Certain
                                            Transactions") of the
                                            Company's Proxy Statement
                                            dated April 1, 1997.

                               HARMON INDUSTRIES, INC.

              ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

PART I

ITEM 1.  BUSINESS

    The Company is a leading supplier of signal and train control systems, products and services to rail systems throughout North America and the world. The Company sells its products to Class I and short line freight railroads and to rail transit customers. Harmon designs, manufactures, markets and services a broad line of products beneficial to the operating efficiency and safety of its customers. The products include an extensive line of railroad signal and train control systems and related components and services. The Company emphasizes innovation and technology to develop timely and sophisticated solutions to problems that confront its customers. It also provides customized asset management services through a warehousing and distribution business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    A rapidly growing share of the Company's sales now involve combining and customizing individual products to meet specific customer applications, representing an evolution for the Company from a supplier of separate component products to an integrator of systems able to provide customers with solutions to complex problems.

INDUSTRY

    FREIGHT RAILROADS

    The domestic freight railroad industry includes Class I, regional and short line railroads. However, the industry is dominated by the 11 large freight carriers that the Interstate Commerce Commission defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market.(1) The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track segments and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

    Many Harmon products are designed to assist the railroads in cutting costs. For example, the 23% decrease in Class I employment levels from 1986 to 1995 required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, help ensure

___________________
(1) This fact and the other statistical information about the Class I railroads in this Annual Report come from RAILROAD FACTS, 1996 EDITION, a recognized industry source for information on Class I railroads.

the safe switching and passage of trains and facilitate better communication among crew members on a train and between moving trains and railroad traffic controllers.

    Class I railroads have also used Harmon products to increase asset utilization and productivity. The 27% reduction from 1986 to 1995 in the number of Class I railroad freight cars in service required the Class I railroads to look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton miles per employee hour for Class I railroads to increase by 111% from 1986 to 1995. The Class I railroads have become more profitable despite a 38% reduction (in constant 1986 dollars) from 1986 to 1995 in revenue per ton mile.

    Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul segment. The amount of intermodal traffic has increased 61% from 1986 to 1995. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above permit the Class I railroads to better compete in the long haul segment of the freight transportation market. While final figures are not yet available for the year ended December 31, 1996, the total volume of intermodal shipments is estimated to have increased approximately 2% to 3% from 1995. The growth momentum of the Class I railroads is important to the success of Harmon.

    Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of under-utilized track. From 1986 to 1995, the Class I railroads have reduced their track miles by 23%, to approximately 180,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1986 to 1995, total capital expenditures by Class I railroads per mile of track owned has increased from approximately $15,400 to $33,200 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads.

    Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to 530, with 30 of these short line railroads being above the threshold of either $40.0 million annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because the short line railroads generally have smaller administrative, maintenance and engineering staffs, have locally focussed management, generally operate at lower speeds and are typically not burdened with the more restrictive collective bargaining agreements as the Class I railroads.

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

    The market in the freight railroad industry for Harmon products is influenced by the availability of government funding, the relative health of the freight railroad industry and the changing needs that such industry has for various Harmon products. The Intermodel Surface Transportation Efficiency Act of 1991 (ISTEA) provides federal funds through 1997 for railroad crossing warning systems in the same amount each year as existed under previous federal legislation. For many years this funding has been dedicated solely to railroad crossing warning systems. There has been discussion in Washington in recent years to convert future funding, like most other funding, to block grants to the states to be used for highway safety. If this occurs, it is unknown whether the states would continue to spend all of these funds on railroad crossing warning systems or spend all or a portion of them on other highway safety projects.

    Harmon expects the Class I railroads to continue their recent favorable financial performance. Accordingly, Harmon expects the equipment maintenance and capital improvement expenditures of Class I railroads to grow, or at least remain stable, in coming years.

    RAIL TRANSIT RAILROADS

    The rail transit industry includes AMTRAK and numerous existing and proposed commuter and urban transit rail systems. The development of such systems is generally enhanced by the federal funding provided by ISTEA, which nearly doubled the federal funding available annually for mass transit projects. The aggregate amount of federal funds appropriated by ISTEA that is expected to be made available for such projects between January 1992 and September 1997 is $31.5 billion. Current expectations are that the 1997 rail transit project funding will equal or exceed the 1996 level. In addition, ISTEA permits local governments to shift funds otherwise allocated for highway construction into mass transit projects.

    Harmon's participation in the expansion of existing or construction of new rail transit systems will generally require a long selling cycle and generally result in multi-year contracts. In addition, the selling process requires Harmon to consult regularly with engineers responsible for designing such systems. Such consultation permits Harmon to better understand the requirements of proposed projects and help insure that such projects are designed in a way that will permit use of many Harmon products. See "Business-Marketing and Sales."

    In addition to the rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and to install in such trains equipment that guards against human error. An example of the Harmon ability to swiftly address safety concerns is the development by Harmon of its Ultra Cab product after a highly publicized 1987 passenger train accident in the Northeast Corridor. As a result of that accident, federal regulators required that all trains operating in the Northeast Corridor be equipped with automatic devices to guard against human error in responding to signals. Conrail, the major freight railroad most affected by this requirement, solicited bids from Harmon and its competitors for development of a product like Ultra Cab. Harmon won this bid and completed development of Ultra Cab, which now enjoys a substantial share of the cab signalling market.

    Another example of Harmon addressing safety concerns arose in 1991, when an over-speeding subway train derailed in New York City and caused several fatalities. As a result, the New York City Transit Authority embarked on a program of installing speed measurement and enforcement systems at critical locations along the subway track. Under sub-contract, Harmon developed a computer-based system for this application and has since been awarded additional sub-contracts.

    Harmon's first major contract for new construction in the rail transit market was the St. Louis Metro Link project, which totalled $4.7 million, the first phase of which entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market as a major contractor. The Company's transit business has grown to include active transit projects in many major cities in North America. Harmon's first prime contract, with construction under its direction, was with the Chicago Transit Authority
(CTA) for reconstruction of the signal and train control system for the Green Line elevated line. This contract, totalling over $13 million, was also Harmon's first as a prime contractor, with construction under its direction.
The project was completed successfully and on time under an extremely aggressive schedule, and establishes Harmon as a major contender in this market.

    In November, 1996, the Company was awarded a $17.6 million contract for the design and manufacture of the train control system for a new light-rail system for the New Jersey Transit Authority. This contract award, the largest in the
Company's history, further establishes Harmon as a significant supplier   in the
rail transit market.

    It is difficult to estimate the potential size of this market, particularly since railroad track used extensively by a rail transit operator in some metropolitan areas may be owned and maintained by a Class I railroad. Accordingly, sales to Class I railroads of Harmon products expected to upgrade certain areas of railroad track may well be sales that are related to or result from growth in the rail transit industry.

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

In July, 1996, Harmon acquired Vaughan Systems Ltd., subsequently renamed Vaughan Harmon Systems Ltd., located in the United Kingdom. The Vaughan Harmon Systems Ltd. acquisition established the first international manufacturing operations for the Company. Vaughan Harmon Systems Ltd. manufactures train control products which are complementary to the Company's domestic product lines and should provide a base for introducing the Company's products into the European market. Also, in December 1994, Harmon acquired the railroad division of SERVO Corporation of America (SERVO), including SERVO's distributors in Europe, Africa and the Middle East, which should enable the Harmon products to become more widely represented in these markets.

BUSINESS STRATEGY

    Harmon's business strategy is to utilize its technological expertise, ability to install turnkey systems, broad product lines, extensive sales network and customer service orientation to provide high quality products and services to its customers. Harmon plans to continue to expand and improve its product lines and services to meet its customers' needs. Harmon expects that the continued development of its product lines may be accomplished, in part, by strategic acquisitions of product lines or companies that complement the Company's current product lines. The Company actively pursues potential acquisitions as part of this strategy. Internal development of new products will continue, consistent with Harmon's desire to expand its product base.

    The Company intends to improve its leadership position as a vendor to the freight railroad industry by continuing to expand its long-standing relationships with Class I railroads, continuing to explore opportunities with short line railroads, developing new technologies to meet customer needs, and by adding value through its engineering, installation and asset management services capabilities. The Company has seen and expects to continue to see a shift in its revenue mix from revenues generated strictly from the sale of its individual products to revenues resulting from the sale of complete systems that are designed, installed and, potentially, maintained by the Company. Systems sales now represent over half of total sales. The Company plans to utilize its extensive experience and expertise in the freight railroad industry to expand its presence in the rail transit market. The Company has successfully adapted several of its products to the needs of the rail transit industry and plans to add to the products and services that it can offer to the rail transit market.

    In international markets, the Company intends to continue forming strategic alliances with entities resident in such markets that are familiar with the local customers, the railroad standards and the individuals making the decisions to purchase equipment. Growth in this market may also be aided by active pursuit of additional acquisitions, continued development of distributor relationships and increased direct presence in international markets. In addition, the ownership or operation by domestic Class I and short line railroads of railroad track in other countries provides Harmon the opportunity to sell its products through its existing customers for international use.

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

    The Company continued its training and education efforts to finalize implementation of its Total Quality System program and to complete its ISO 9000 certification efforts in 1996. The Company's Grain Valley manufacturing and engineering, the Riverside Hot Box Detector manufacturing, the Warrensburg systems and the Long Island engineering facilities became ISO 9000 certified in 1996. In January 1997, the circuit board manufacturing plant attained its ISO certification. Substantially all of the Company's facilities are now ISO 9000 certified, with the final two facilities planned for certification in 1997.

    The Company underwent a realignment at the end of 1996 to provide a management structure organized along functional lines instead of separate operating subsidiaries. Effective December 31, 1996, the Company's domestic operating subsidiaries Harmon Electronics, Inc.; Electro Pneumatic Corporation; and Consolidated Asset Management Company, Inc., were merged into the parent company Harmon Industries, Inc. This realignment should allow the Company to better serve its customers and streamline its operations.

    Finally, the Company will continue to enhance its Total Quality System, promoting continuous improvement in all aspects of the Company's operations. The Company was one of the first in its industry to institute such a program.


PRODUCT CLASSIFICATIONS

    The products of the Company can generally be separated into six categories. TRAIN CONTROL SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); computer-based traffic control systems (TTM); and train describers and other train control systems manuafactured by Vaughan Harmon Systems Ltd. SIGNAL SYSTEMS include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. TRAIN INSPECTION SYSTEMS include all Company products related to monitoring information regarding a moving train as it passes by a train inspection site. PRINTED WIRING BOARDS include production of customer designed printed wiring boards for use by other electronics manufacturers. OTHER sales include products that do not readily fit into the other five categories.

PROFILE OF CURRENT OPERATIONS

    The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales for each of the past three years.

                       Sales by Product or Service Function(1)

                                       Years Ended December 31,

                              1994               1995               1996
                              ----               ----               ----
                                      (dollars in thousands)

                       Amount   Percent    Amount   Percent    Amount   Percent
                     --------   -------  --------   -------  --------   -------
Train Control
Systems               $45,711     38.4%   $55,437     40.7%   $87,080     47.4%

Signal Systems         35,448     29.8%    42,375     32.1%    48,927     26.6%

Asset Management
Services               20,894     17.5%    14,194     10.4%    22,217     12.1%

Train Inspection
Systems                 5,054      4.2%    11,360      8.4%    12,906      7.1%

Printed Wiring
Boards                  6,307      5.3%     6,752      5.0%     5,249      2.9%

Other                   5,712      4.8%     5,999      4.4%     7,489      4.1%
                     --------    ------  --------    ------  --------    ------

Total                $119,126    100.0%  $136,117    100.0%  $183,868    100.0%
                     --------    ------  --------    ------  --------    ------
                     --------    ------  --------    ------  --------    ------

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

    TRAIN CONTROL SYSTEMS include all Company products and services related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller
(VHLC); car-borne equipment (Ultra Cab); computer-based dispatch and traffic control systems; train describers; and the design, wiring and installation of packages and systems comprised of these products. Signal control track circuits control signals regulating train traffic by sending and receiving coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Computer-based dispatch systems monitor and control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control towers and related personnel otherwise required. Although the technology is similar, each system requires individualized design and specialized software.

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

    SIGNAL SYSTEMS include all Company products and services related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of packages and systems comprised of these products. Rail/highway crossing warning systems activate flashing lights and audible bells, and initiate the lowering of crossing gates to provide traffic barriers in installations so equipped. While the Company offers complete systems, the more sophisticated electronic equipment that activates the warning lights or crossing gates is often sold separately.

    The Harmon Railroad Crossing Processor (HXP) and the Phase Motion Detector
(PMD) are the trade names for the electronic controllers used in most of these systems. The HXP is the Company's most sophisticated device for control of railroad crossing warning devices, and is protected by U.S. patent #4,581,700. It uses microprocessors to calculate the train's speed and distance to the crossing and provides a consistent warning time. The less-costly PMD activates the warning device when the approaching train is within a predefined distance from the crossing and may be used over a wider range of trackside conditions. The latest versions of these two products, HXP-3 and PMD-3, represent superior technology and offer the convenience of modular interchangeability between the two products.

    ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly-used parts and equipment that are manufactured by the Company and other vendors. Asset management services include a portion of the revenues of our former subsidiary, Consolidated Asset Management Company, Inc. (CAMCO). In late 1988, CAMCO received its first orders and began providing services for the railroad industry including assembly and storage of materials for track projects. CAMCO provides other services including purchasing and distribution of communication and signal inventory.
One of the predominant services is the assembly of containerized construction kits including all material needed for a signal installation project, some of which is not made by Harmon. These kits greatly improve the productivity of the railroad's construction crews and are finding growing acceptance in the industry. CAMCO's success has helped Harmon diversify from a predominantly manufacturing operation into the service portion of the railroad supply industry.

    TRAIN INSPECTION SYSTEMS include all Company products and services related to monitoring information regarding a moving train as it passes by a train inspection site, and the design, wiring and installation of packages and systems comprised of these products. The Company's acquisition of the transportation division of SERVO Corporation of America in December 1994 has increased its market share of this product line. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated bearings of passing rail cars. Overheated bearings, if not detected in time, may cause derailments, resulting in substantial expense and potential liability to the railroads. Some hot bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and even derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

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

    The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictate the need. Major development efforts have recently concentrated on several key areas: (i) the new Incremental Train Control System (ITCS) for initial application to the FRA funded demonstration project in Michigan, (ii) a communication-based train control system called UltraBlock which is intended for Rail Transit applications, and (iii) ongoing enhancements to most of the existing products including crossing warning systems, interlocking controls, signal control track circuits, train inspection systems, and Ultra Cab. Development of these products is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the rail transit market.

    Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately $4,561,000, $5,218,000 and $6,331,000 in the years ended December 31, 1994,
1995 and 1996, respectively, on research and development activities related either to the improvement of existing products or to the development of new products. While the dollar amount classified as research and development has fluctuated over the years, the number of engineers in the Company's employ has increased. A significant portion of the engineering resources are involved in applying developed products to specific customer needs. In addition to expanding its product line by means of internal research and development, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of Vaughan Systems Ltd., the Company obtained their existing complementary product lines, technology and R&D projects along with a significant research and development workforce that was already in place.

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

    The international marketing organization is assisted by a distributor in which the Company has a minority interest. Henkes-Harmon Industries, Pty. Ltd. is based in Melbourne, Victoria, Australia and sells the Company's products in Australia and New Zealand. The Company also utilizes foreign nationals to assist the Company's sales staff with sales in other foreign markets. The addition of Vaughan Harmon Systems, Ltd. in England and the distributor network associated with the SERVO hot box detector product line acquisition should enable Harmon to increase its penetration in the international market, particularly in Europe.

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

BACKLOG

    The Company's backlog of orders was approximately $59.4 Million at December 31, 1996. Approximately, $12.8 million of these orders have delivery dates in 1998 and 1999. Management believes the remaining $46.6 million in orders are firm and will be filled in 1997. The backlog of orders was approximately $49.1 million at December 31, 1995, the majority of which were filled during 1996. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling.

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

EMPLOYEES

    As of December 31, 1996, the Company had 1,202 full-time employees. There were 1,059 employees in manufacturing, 32 in marketing and sales and 111 in general and administrative services. Some of the 1,059 manufacturing employees are engaged in research and development. The Company estimates that the time expended on research and development equals approximately 77 full-time employees. In addition, the Company estimates that approximately 103 full-time employees are involved in applications engineering. In general, the Company believes its relations with its employees are excellent. The Company's employees are not covered by a collective bargaining agreement.

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

                                  Floor Space    Annual Lease   Expiration
Location        Principal Use     (square feet)  Payment (1)    Date of Lease
--------        -------------     ------------   ------------   -------------
Grain Valley,   Design and            77,750         Owned         Owned
Missouri        manufacture of
(2 facilities)  electronic
                products and
                railroad signal
                systems

Warrensburg,    Manufacture of        48,000         Owned         Owned
Missouri        railroad
                crossing warning
                systems and
                hardware


Warrensburg,    Manufacture of        30,400         Owned         Owned
Missouri        printed wiring
                boards


Jacksonville,   Design and            94,300       $351,004     12-31-2001
Florida         manufacture of
                railroad
                crossing warning
                systems and
                hardware


Omaha,          Design of              2,000       $ 20,100       3-02-98
Nebraska        railroad
                crossing warning
                systems

Louisville,     Design of              9,765       $ 57,500       8-31-99
Kentucky        railroad
                crossing warning
                systems

Atlanta,        Design and            35,364         Owned         Owned
Georgia         assembly
                of railroad
                crossing warning
                systems

Riverside,      Administration        88,027      $ 344,949   9-30-2001(2)
California      and product
(3 facilities)  design,
                management
                information
                service
                operations and
                manufacture of
                electronic
                products

                                  Floor Space    Annual Lease   Expiration
Location        Principal Use     (square feet)  Payment (1)    Date of Lease
--------        -------------     ------------   ------------   -------------
Hauppauge,      Design of             10,000       $103,612    5-1-2000(3)
New York        electronic
                products for the
                railroad industry

Riverside,      Assembly,             47,000       $107,128        2-01-98
California      storage and
                distribution
                of products for
                the railroad
                industry

Blue Springs,   Assembly,             38,500       $ 32,083        6-30-97
Missouri        storage and
                distribution
                of products for
                the railroad
                industry

Lee's Summit,   Assembly, storage     20,000       $ 68,000     7-01-99(4)
Missouri        and distribution
                of products for
                the railroad
                industry

Lee's Summit,   Assembly,             10,000       $ 34,050     7-01-98(5)
Missouri        storage and
                distribution
                of products for
                the railroad
                industry

Blue Springs,   Corporate             14,166       $135,930    11-01-99(6)
Missouri        Headquarters

Ware,           Design and            18,145          Owned          Owned
England         manufacture of
(2 facilities)  electronic
                products and
                control systems


(1) For additional discussion and information concerning the Company's lease commitments, see "Financial Statements - Note 6 of Notes to the Consolidated Financial Statements."

(2) Consumer price indexed increases (maximum 4% per year) are effective October 1, 1998 and October 1, 1999. Upon notice by January 1, 1998, the Company has the right to terminate this lease on October 1, 1998 subject to an early termination penalty.

(3) Lease payments are as follows:
      May 1, 1997 through April 30, 1998 - $107,368/year
      May 1, 1998 through April 30, 1999 - $111,275/year
      May 1, 1999 through April 30, 2000 - $115,338/year

(4) The annual lease payment increases to $73,000 and $77,000 effective July 1, 1997 and 1998, respectively. The Company may terminate this lease in June 1997 upon payment of a predetermined early termination fee.

(5) The Company has the option to extend and renew this lease for three successive one year terms after June 30, 1997.

(6) The Company has the option to renew the lease for up to two successive five year terms.

    In addition to these facilities, the Company also leases office space in Grain Valley and Blue Springs, Missouri. The Company owns all significant machinery and equipment used in its manufacturing operations. The Company is at near-capacity in several areas of its business and anticipates spending significant amounts of money over the next several years to expand its manufacturing and engineering facilities.

ITEM 3.  LEGAL PROCEEDINGS
                                 GRAIN VALLEY MATTER

    During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"), and negotiations are ongoing regarding the extent of remedial or clean up actions and monitoring requirements. MDNR has approved the Company's Closure/Post-Closure Plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. The Company submitted a post-closure permit application to MDNR in October 1994. Any remediation requirements are set forth in the post-closure permit. The Company has designed and installed a system to begin soil remediation and expects that system will be required to continue in operation for some time. The Company completed closure work and submitted its closure report to MDNR for approval on February 1, 1996. A post closure permit was issued to the Company by the MDNR in June, 1996. The Company has established a trust fund to provide financial assurance for the anticipated post-closure costs of approximately $500,000 to be incurred over approximately 30 years. To date, the Company has contributed approximately $490,000 million to a trust to cover these costs.

    On September 30, 1991, the EPA issued a Complaint against the Company alleging violations of the Resource Conservation and Recovery Act ("RCRA") and RCRA regulations in its disposal of the solvents that created the contamination described above. The Complaint initially sought penalties in the amount of $2,777,000 and proposed certain compliance actions. On December 6, 1994, EPA amended its Complaint to decrease the amount of proposed penalties to $2,343,706. The Company is vigorously defending the EPA Complaint and related proposed penalties under RCRA. Management believes that all of the allegations are for technical violations.

    The case proceeded to hearing before an Administrative Law Judge on January 12-14, 1995, on the issue of penalties. The Company presented evidence on a variety of penalty reduction theories, including good faith, minor potential harm to human health and the environment, and economic benefit. On December 12, 1995, the Administrative Law Judge issued an Initial Decision, in which he assessed penalties of $586,716 against the Company. Additionally, the Judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unattainable. On January 9, 1996, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board. On appeal, the Company will argue that the complaint is barred by the federal statute of limitations, that EPA lacks jurisdiction to bring the Complaint and that the penalties assessed against the Company are excessive in light of the Company's discovery during an internal audit and subsequent voluntary disclosure and clean-up. The Company will also argue that the Judge's Order for the Company to obtain liability coverage is inconsistent with the State Consent Decree and violates the spirit of the RCRA state authorization provisions. EPA did not appeal the Initial Decision, but has filed briefs in support of the $586,716 penalty.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

    The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

    At February 1, 1997 the following securities firms were making a dual auction market in the Company's common stock:

    George K. Baum & Company
    Piper Jaffray Companies Inc.
    Paine Webber Inc.

    The approximate number of holders of record for the Company's common stock as of March 18, 1997 was 637.

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

                                                        Principal Occupation For
Individual              Office                   Age   For The Last Five Years
--------------------------------------------------------------------------------

Breshears, Ronald G.    VP-Human Resources        50   VP-Human Resources of
                                                       the Company since
                                                       7/1/81.

Bush, William L.        Director-Research         51   Director-Research &
                          & Development                Development of the
                                                       Company since 8/8/93.
                                                       Prior to that, Manager,
                                                       Defense Business Unit
                                                       with Xetron Corporation,
                                                       a subsidiary of Northrop
                                                       Grumman.

                                                        Principal Occupation For
Individual              Office                   Age   For The Last Five Years
--------------------------------------------------------------------------------

Bush, William L.        Director-Research &      51    Director-Research &
                        Development                    Development of the
                                                       Company since 8/8/93.
                                                       Prior to that, Manager,
                                                       Defense Business Unit
                                                       with Xetron Corporation
                                                       since 1990.

Daniels, Richard A.     VP-Transit Sales          56   Appointed VP Transit
                                                       Sales 2/1/93. Prior to
                                                       that, Director Transit /
                                                       Commuter Systems of the
                                                       Company since April
                                                       1991.

Foudree, Charles M.     Exec. VP-Finance,         52   Exec. VP of the Company
                        Secretary and                  since 9/9/86. Secretary
                        Treasurer                      of the Company since
                                                       2/2/82. Treasurer of the
                                                       Company since 2/5/74.

Harmon, Robert E.       Chairman of the           57   Chairman of the Board
                        Board                          the Company since
                                                       2/4/75. Chief Executive
                                                       Officer of the Company
                                                       from 8/1/90 through
                                                       12/31/94.

Heggestad, Robert E.    VP-Technology             58   VP-Technology of the
                                                       Company since 10/2/86.

John, James R.          VP-Services               48   Appointed VP-Services of
                                                       the Company on May 1,
                                                       1996.  President of
                                                       Consolidated Asset
                                                       Management Services
                                                       Company, Inc. from March
                                                       1992 to April 1996.
                                                       Prior to that VP
                                                       Manufacturing of Harmon
                                                       Electronics, Inc. since
                                                       February 1987.

Johnson, John W.        VP-Domestic Sales         50   Appointed VP-Domestic
                                                       Sales 2/1/93.  Prior to
                                                       that Director-Product
                                                       Support for the Company
                                                       since March 1992; prior
                                                       to that held several
                                                       positions with the
                                                       Company, including Sales
                                                       Manager-Signal Products,
                                                       Director of Engineering
                                                       for Harmon Electronics,
                                                       Director of Customer
                                                       Service and Sales since
                                                       1972.

                                                        Principal Occupation For
Individual              Office                   Age   For The Last Five Years
--------------------------------------------------------------------------------

Kaiser, Lloyd T.        Exec. VP-Systems          45   Appointed Exec. VP-
                                                       Systems May 1, 1996.
                                                       President of Harmon
                                                       Electronics, Inc. from
                                                       March 1992 to April
                                                       1996. Prior to that VP-
                                                       Research & Development
                                                       of Harmon Electronics,
                                                       Inc. (HEI) since 4/1/91.

Olsson, Bjorn E.        President & Chief         51   President & Chief
                        Executive Officer              Executive Officer
                                                       Officer of the Company
                                                       since 1/1/95. President
                                                       of the Company since
                                                       8/1/90. Chief Operating
                                                       Officer of the Company
                                                       from 8/1/90 through
                                                       12/31/94.

Rosewall, Raymond A.    VP-Manufacturing          45   VP-Manufacturing since
                                                       12/27/95.  President of
                                                       Electro Pneumatic
                                                       Corporation from
                                                       12/27/95 to 4/30/96.
                                                       Prior to that Executive
                                                       VP Worldwide Sales and
                                                       Marketing for QMS, Inc.
                                                       since 1992; prior to
                                                       that Executive VP
                                                       Operations for QMS, Inc.
                                                       since 1989.

Ryker, Gary E.          Exec. VP-Marketing,      47    Appointed Exec. VP-
                        Sales and Service              Marketing Sales and
                                                       Service Marketing Sales
                                                       and Service 2/1/93. Prior
                                                       to that VP-Marketing and
                                                       Sales of the Company
                                                       since 9/1/92; prior to
                                                       that Marketing and
                                                       Operations Director and
                                                       Marketing and Support
                                                       Manager for Railroad
                                                       Electronics for Rockwell
                                                       International since
                                                       1979.

                                                        Principal Occupation For
Individual              Office                Age      For The Last Five Years
--------------------------------------------------------------------------------

Scheerer, William J.    VP-Applications       49    Appointed VP-
                        Engineering                 Applications Engineering
                                                    1/4/94. Prior to that
                                                    held various positions
                                                    with the CSX Railroad,
                                                    the latest one being
                                                    Chief Engineer Train
                                                    Control for CSX
                                                    Transportation.

Schmitz, Stephen L.     VP-Controller          43   VP-Controller of the
                                                    Company since 11/1/83.


Utterback, Jeffery J.   Director-Quality            Director-Quality Assurance
                        Assurance                   of the Company since 1993.
                                                    Prior to that, Manager of
                                                    Product Assurance of the
                                                    Company since 1990.


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

    The following is a list of the Board of Directors of the Company:

    Individual               Affiliation
    ----------               -----------

    Robert E. Harmon         Chairman of the Board

    Thomas F. Eagleton       Attorney-at-Law, Thompson & Coburn
                             St. Louis, Missouri

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

    Herbert M. Kohn          Attorney-at-Law, Bryan Cave
                             Kansas City, Missouri

    Douglass Wm. List        Management Consultant
                             Baltimore, Maryland

    Gerald E. Myers          Management Consultant
                             Tempe, Arizona

    Bjorn E. Olsson          Chief Executive Officer and President

    Donald V. Rentz          Grant Leighton Associates of Texas, Inc.
                             Plano, Texas

    Judith C. Whittaker      Vice President,General Counsel / Secretary
                             Hallmark Cards, Incorporated
                             Kansas City, Missouri

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

    (a)(1)  Financial Statements

         The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1996 Annual Report to Shareholders at the following pages:
                                                                           Page
                                                                          -----
         Independent Auditors' Report                                        37
         Consolidated Balance Sheets -
         December 31, 1996 and 1995                                       24-25
         Consolidated Statements of Earnings -
           Years ended December 31, 1996, 1995 and 1994                      26
         Consolidated Statements of Stockholders'
           Equity - Years ended
           December 31, 1996, 1995 and 1994                                  27
         Consolidated Statements of Cash Flows -
           Years ended December 31, 1996, 1995, and 1994                     28
         Notes to Consolidated Financial
           Statements                                                     29-35

    (a)(2)    Financial Statement Schedules

         Selected Financial Data - for the years ended December 31, 1996, 1995 and 1994, are attached hereto at the following pages:

         Independent Auditors' Report on Financial
           Statement Schedule                                             27
         Schedule VIII - Valuation and Qualifying
           Accounts                                                       28

         All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

    (a)(3) Exhibits:

         Exhibit No.                                                       Page
         ----------------------------------------------------------------------
         11   Computation of Weighted Average
              Shares Outstanding                                29 thru 30

         13   Sections of the 1996 Annual Report to
              Shareholders                                      31 thru 72
         20   Notice of Annual Meeting and
              Proxy Statement dated April 1, 1997.
              Incorporated by reference                         N/A
         21   Listing of Subsidiaries                           73
         99-1 Articles of Merger                                75 thru 81
         99-2 Forward Looking Information                       Incorporated by
                                                                reference from
                                                                Page 36 of
                                                                Exhibit 13
(b) Reports on Form 8-K:

    There were no reports on Form 8-K for the three months ended December 31, 1996.

                                      SIGNATURES



    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HARMON INDUSTRIES, INC.



Date:    March 25, 1997                     By: /s/ Bjorn E. Olsson
                                                -----------------------
                                                Bjorn E. Olsson
                                                President

Date:    March 25, 1997                     By: /s/ Charles M. Foudree
                                                ------------------------
                                                Charles M. Foudree
                                                Executive Vice President-
                                                Finance

Date:    March 25, 1997                     By: /s/ Stephen L. Schmitz
                                                ------------------------
                                                Stephen L. Schmitz
                                                Vice President-Controller

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:


By:                                         Date:   March 25, 1997
    ---------------------------
    Thomas F. Eagleton, Director


By: /s/ Bruce M. Flohr                      Date    March 25, 1997
    ---------------------------
    Bruce M. Flohr, Director


By: /s/ Charles M. Foudree                  Date:   March 25, 1997
    ---------------------------
    Charles M. Foudree, Director

By:                                         Date:   March 25, 1997
    ---------------------------
    Rodney L. Gray, Director


By: /s/ Robert E. Harmon                    Date:   March 25, 1997
    ---------------------------
    Robert E. Harmon, Director


By: /s/ Herbert M. Kohn                     Date:   March 25, 1997
    ---------------------------
    Herbert M. Kohn, Director


By: /s/ Douglass Wm. List                   Date:   March 25, 1997
    ---------------------------
    Douglass Wm. List, Director


By: /s/ Gerald E. Myers                     Date:   March 25, 1997
    ---------------------------
    Gerald E. Myers, Director


By: /s/ Bjorn E. Olsson                     Date:   March 25, 1997
    ---------------------------
    Bjorn E. Olsson, Director


By:                                         Date:   March 25, 1997
    ---------------------------
    Donald V. Rentz, Director


By: /s/ Judith C. Whittaker                 Date:     March 25, 1997
    ---------------------------
    Judith C. Whittaker, Director

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Harmon Industries, Inc.:


Under date of February 4, 1997, we reported on the consolidated balance sheets of Harmon Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Kansas City, Missouri
February 4, 1997

                                                                  Schedule VIII


                       HARMON INDUSTRIES, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

                                (DOLLARS IN THOUSANDS)



                                               Charged to
                                  Beginning    costs and   Recoveries     Ending
          Description              balance      expenses  (deductions)   balance
          -----------             ---------    ---------  ------------   -------
Year ended December 31, 1994:
 Allowance for doubtful trade
  accounts receivable              $  241        $    1       $  118      $  360
                                   ------        ------       ------      ------
                                   ------        ------       ------      ------
Year ended December 31, 1995:
 Allowance for doubtful trade
  accounts receivable              $  360        $  -         $    2      $  362
                                   ------        ------       ------      ------
                                   ------        ------       ------      ------
Year ended December 31, 1996:
 Allowance for doubtful trade
  accounts receivable              $  362        $   32       $ (87)      $  307
                                   ------        ------       ------      ------
                                   ------        ------       ------      ------
 Warranty reserve                  $  -          $2,938       $  -        $2,938
                                   ------        ------       ------      ------
                                   ------        ------       ------      ------