Form 10-Q
period 1997-03-31
HARMON INDUSTRIES INC
filed 1997-05-14
CIK 45635

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1997    Commission File No.   0-7916


                            HARMON INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Missouri                                44-0657800
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


              1300 Jefferson Court, Blue Springs, Missouri 64015
-------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code   816-229-3345


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No  / /

The number of shares of Registrant's common stock outstanding as of March 31, 1997 was 6,862,108.

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and December 31, 1996 as well as the results of its operations for the interim periods ended March 31, 1997 and March 31, 1996.

                                 HARMON INDUSTRIES, INC.
                      Consolidated Statements of Earnings
                   For Periods Ended March 31, 1997 and 1996
            In thousands of dollars (except earnings per share data)
                                   (Unaudited)


                                                Three months ended March 31
                                                   1997             1996
                                                 ---------       ---------

Net sales                                        $  35,988       $  38,397
Cost of sales                                       26,196          27,224
Research and development expenditures                1,602           1,458
                                                 ---------       ---------
  Gross profit                                       8,190           9,715

Selling, general and
  administrative expenses                            5,847           6,164
Amortization of cost in
  excess of fair value of
  net assets acquired                                  160             137
Miscellaneous (income) expense-net                     (23)           (151)
                                                 ---------       ---------
  Operating income                                   2,206           3,565

Interest expense                                      (124)           (255)
Investment income                                      138              34
                                                 ---------       ---------

  Earnings before income taxes                      2,220            3,344

Income tax expense (benefit):
  Current                                              772           1,285
  Deferred                                              --             (16)
                                                 ---------       ---------
                                                       772           1,269
                                                 ---------       ---------

Net earnings                                     $   1,448       $   2,075
                                                 =========       =========

Net earnings per common share                    $    0.21       $    0.30
                                                 =========       =========

Weighted average outstanding common and
   common equivalent shares                      6,868,909       6,828,883
                                                 =========       =========

                            HARMON INDUSTRIES, INC
                          Consolidated Balance Sheets
                            In thousands of dollars
                                  (Unaudited)


                                                                    March 31,     December 31,
                                                                       1997            1996
                                                                  -----------     ------------
Assets
Current assets:
      Cash and cash equivalents                                    $    9,222      $       --
      Trade receivables, less allowance for doubtful accounts
         of $298 in 1997 and $307 in 1996                              24,341          39,656
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          3,237           1,665
      Inventories:
         Work in process                                                4,872           4,145
         Raw materials and supplies                                    27,078          23,076
                                                                   ----------      ----------
                                                                       31,950          27,221

      Income tax receivable                                               713              --
      Deferred tax asset                                                1,637           1,637
      Prepaid expenses and other current assets                         1,787           2,851
                                                                   ----------     -----------
                  Total current assets                                 72,887          73,030
                                                                   ----------     -----------

Property, plant and equipment, at cost:
      Land                                                                356             356
      Buildings                                                         8,879           9,010
      Machinery and equipment                                          14,487          14,292
      Office furniture and equipment                                   17,343          16,032
      Transportation equipment                                          1,251           1,236
      Leasehold improvements                                            2,484           2,395
                                                                   ----------     -----------
                                                                       44,800          43,321
      Less accumulated depreciation and amortization                   26,417          25,389
                                                                   ----------     -----------
             Net property, plant and equipment                         18,383          17,932

Deferred tax asset                                                        738             738
Cost in excess of fair value of net assets acquired,
      net of accumulated amortization of
      $2,643 in 1997 and $2,483 in 1996                                 7,445           7,606
Deferred compensation asset                                             5,239           4,998
Other assets                                                              359             373
                                                                   ----------     -----------
                                                                   $  105,051     $   104,677
                                                                   ----------     -----------


                            HARMON INDUSTRIES, INC
                          Consolidated Balance Sheets
                            In thousands of dollars
                                  (Unaudited)


                                                                    March 31,     December 31,
                                                                       1997            1996
                                                                   ----------     -----------
Liabilities and Stockholders' Equity
Current liabilities:
     Current debt installments                                     $      736      $      737
     Accounts payable                                                   9,314          15,119
     Accrued payroll, bonus and employee benefit plan
        contributions                                                   5,769          10,892
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                                        5,916           5,926
     Federal and state income taxes payable                                --             492
     Other accrued liabilities                                          4,590           6,235
                                                                   ----------      ----------
                Total current liabilities                              26,325          39,401
                                                                   ----------      ----------

Deferred compensation liability                                         3,990           3,925
Long-term debt                                                         15,285           3,412
                                                                   ----------      ----------
                Total liabilities                                      45,600          46,738

Stockholders' equity
     Common stock of $.25 par value; authorized
        20,000,000 shares, issued 6,862,108 in 1997
        and 6,829,273 in 1996                                           1,715           1,707
     Additional paid-in capital                                        23,349          23,194
     Foreign currency translation                                          96             203
     Retained earnings                                                 34,291          32,835
                                                                   ----------      ----------
                 Total stockholders' equity                            59,451          57,939

                                                                   ----------      ----------
                                                                   $  105,051      $  104,677
                                                                   ----------      ----------

                            HARMON INDUSTRIES, INC
                     Consolidated Statements of Cash Flows
                       For the three month periods ended
                            March 31, 1997 and 1996
                            In thousands of dollars
                                   (Unaudited)

                                                                        March 31,     March 31,
                                                                          1997          1996
                                                                        --------      --------

Cash flows from operating activities:
Net earnings                                                           $    1,448    $    2,075
Adjustments to reconcile net earnings to net cash
   provided by operating actvities:
      Depreciation and amortization                                         1,326         1,171
      (Gain) loss on sale of property, plant and equipment                    (55)            4
      Deferred tax expense (benefit)                                           --           (16)
Changes in assets and liabilities:
      Trade receivables                                                    15,315        (2,658)
      Inventories                                                          (4,729)       (1,933)
      Estimated costs, earnings and billings on contracts                  (1,582)        1,640
      Income tax receivable                                                  (713)          222
      Prepaid expenses                                                      1,064          (405)
      Accounts payable                                                     (5,805)        1,153
      Accrued payroll and benefits                                         (5,123)         (738)
      Current income taxes                                                   (492)           --
      Other liabilities                                                    (1,645)          325
      Other deferred liabilities                                               65            94
                                                                       ----------    ----------
         Total adjustments                                                 (2,374)       (1,141)
                                                                       ----------    ----------
                 Net cash provided by (used in) operating activities         (926)          934
                                                                       ----------    ----------
Cash flows from investing activities:
Capital expenditures                                                       (1,562)       (1,733)
Deferred compensation contributions                                          (241)           (8)
Other investing activities                                                     14           468
                                                                       ----------    ----------
                 Net cash used in investing activities                     (1,789)        (1,273)
                                                                       ----------    ----------

Cash flows from financing activities:
Proceeds from issuance of common stock                                        171            --
Proceeds from issuance of long-term debt                                   15,000           328
Borrowings under line of credit agreements                                  2,519           454
Repayments under line of credit agreements                                 (5,369)           --
Principal payments of long-term debt                                         (277)         (103)
Bank overdraft                                                                 --          (340)
                                                                       ----------    ----------
                 Net cash provided by (used in) financing activities       12,044           339
                                                                       ----------    ----------
Foreign currency translation adjustment                                      (107)           --
                                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents                        9,222            --
Cash and cash equivalents at beginning of period                               --            --
                                                                       ----------    ----------
Cash and cash equivalents at end of period                             $    9,222    $       --
                                                                       ----------    ----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                         $       92    $       93
      Income taxes                                                     $    1,973    $    1,123


                        PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter ended March 31, 1997 were $36.0 million, a 6.3% decline from a record first quarter one year ago. This decline is the result of an interruption of capital expenditures by several major railroads while in merger negotiations, severe winter weather in the northern United States, flooding in the northwestern United States and accelerated capital investments by some customers in the fourth quarter of 1996.

Gross profit for the 1997 first quarter was $8.2 million, a 15.7% decline from the 1996 first quarter. This decline resulted from the decrease in net sales and a lower gross margin rate for the quarter. As a percent of sales, gross margin was 22.8% versus 25.3% in the first quarter of 1996. The decline in gross margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. In addition, research and development expenditures increased to 4.5% of sales in the first quarter of 1997 compared to 3.8% of sales in the same quarter one year ago.

Selling, general and administrative expenses (SG&A) decreased to $5.8 million in the first quarter of 1997 from $6.2 million in the first quarter of 1996. The decrease is primarily attributable to lower incentive-based compensation expenses. As a percent of sales, SG&A was 16.2% during the first quarter of 1997 versus 16.1% for the first quarter of 1996.

Orders for the Company's products and services increased significantly during the first quarter of 1997 to $46.6 million from $34.9 million during the first quarter of 1996, an increase of 33.4%. Order increases occurred in all
three of the Company's markets; freight, transit and international.   The
order backlog at March 31, 1997 was $70.2 million, up from $59.4 million at December 31, 1996 and $40.9 million one year ago.

Interest expense decreased to $124 thousand from $255 thousand for the three months ended March 31, 1997 compared to the same period last year. This decrease is attributed to lower average outstanding debt during the 1997 first quarter compared to the 1996 first quarter and a lower weighted average interest rate on borrowed funds in the 1997 quarter versus the 1996 quarter.

The effective tax rate decreased to 34.8% in the first quarter of 1997 from 38.0% in the first quarter of 1996. This decrease is due to lower state income taxes and use of United Kingdom tax loss carryforwards.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

At March 31, 1997 the Company had $42.6 million in liquidity. This consisted of $9.2 million in cash and cash equivalents plus $33.4 million available under bank lines of credit. This cash position is the result of the issuance of $15.0 million of senior unsecured notes on January 24, 1997. The notes have a ten year maturity, an average life of seven years and were priced to yield 6.87%. The current ratio at March 31, 1997 was 2.8 to 1 compared to
1.9 to 1 at December 31, 1996 and 2.6 to 1 at March 31, 1996. The increase in the current ratio from December 31, 1996 to March 31, 1997 is the result of an increase in cash and cash equivalents following the issuance of the senior unsecured notes and decreases in accounts payable and accrued payroll, bonus and employee benefit plan contributions during the period.

                          PART II.  OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

N/A


                                            Exhibit Table
                                             Reference #            Page #
                                            -------------           ------

Computation of earnings per share                 A                   11

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARMON INDUSTRIES, INC.




Date:  May 8, 1997                     /s/ Bjorn E. Olsson
                                       --------------------------------
                                       Bjorn E. Olsson, President


Date:  May 8, 1997                    /s/ Charles M. Foudree
                                      ---------------------------------
                                      Charles M. Foudree,
                                      Executive Vice President-Finance


Date:  May 8, 1997                    /s/ Stephen L. Schmitz
                                      ---------------------------------
                                      Stephen L. Schmitz,
                                      Vice President-Controller