Form 10-Q
period 1997-06-30
HARMON INDUSTRIES INC
filed 1997-08-11
CIK 45635

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended       June 30, 1997      Commission File No.     0-7916
                  ------------------------                    ----------------

                               HARMON INDUSTRIES, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



              Missouri                                          44-0657800
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)




                  1300 Jefferson Court, Blue Springs, Missouri 64015
------------------------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code         816-229-3345
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

The number of shares of Registrant's common stock outstanding as of June 30, 1997 was 6,876,608.
         ---------

                           PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at June 30, 1997 and December 31, 1996 as well as the results of its operations for the interim periods ended June 30, 1997 and June 30, 1996.

                               HARMON INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR PERIODS ENDED JUNE 30, 1997 AND 1996
               IN THOUSANDS OF DOLLARS (EXCEPT EARNINGS PER SHARE DATA)
                                     (UNAUDITED)


                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------    -------------------------
                                                1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
Net sales                                   $   47,621     $   39,111     $   83,609     $   77,509
Cost of sales                                   33,607         26,141         59,803         53,366
Research and development expenditures            1,809          1,726          3,411          3,183
                                            ----------     ----------     ----------     ----------
  Gross profit                                  12,205         11,244         20,395         20,960

Selling, general and
  administrative expenses                        6,687          6,560         12,535         12,724
Amortization of cost in
  excess of fair value of
  net assets acquired                              166            137            326            274
Equity in net loss of affiliate                    330             --            330             --
Miscellaneous (income) expense-net                 (49)           (14)           (72)           (30)
                                            ----------     ----------     ----------     ----------
  Operating income                               5,071          4,561          7,276          7,992

Interest expense                                  (428)          (234)          (551)          (489)
Investment income                                  176             29            313            198
                                            ----------     ----------     ----------     ----------
  Earnings before income taxes                   4,819          4,356          7,038          7,701

Income tax expense (benefit):
  Current                                        1,832          1,723          2,604          3,008
  Deferred                                          --            (24)            --            (40)
                                            ----------     ----------     ----------     ----------
                                                 1,832          1,699          2,604          2,968
                                            ----------     ----------     ----------     ----------
Net earnings                                $    2,987     $    2,657     $    4,434     $    4,733
                                            ==========     ==========     ==========     ==========

Net earnings per common share               $     0.43     $     0.39     $     0.64     $     0.69
                                            ==========     ==========     ==========     ==========

Weighted average outstanding common and
   common equivalent shares                  6,890,148      6,840,464      6,879,529      6,834,674
                                            ==========     ==========     ==========     ==========

                               HARMON INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                               IN THOUSANDS OF DOLLARS
                                     (UNAUDITED)


                                                              JUNE 30,     DECEMBER 31,
                                                                1997           1996
                                                              --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  7,252             --
  Trade receivables, less allowance for doubtful accounts
    of $308 in 1997 and $307 in 1996                            28,810       $ 39,656
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                        3,826          1,665
  Inventories:
    Work in process                                              5,480          4,145
    Raw materials and supplies                                  28,198         23,076
                                                              --------       --------
                                                                33,678         27,221


  Deferred tax asset                                             1,637          1,637
  Prepaid expenses and other current assets                      1,471          2,851
                                                              --------       --------
              Total current assets                              76,674         73,030
                                                              --------       --------
Property, plant and equipment, at cost:
  Land                                                             362            356
  Buildings                                                      9,902          9,010
  Machinery and equipment                                       15,141         14,292
  Office furniture and equipment                                18,286         16,032
  Transportation equipment                                       1,288          1,236
  Leasehold improvements                                         2,550          2,395
                                                              --------       --------
                                                                47,529         43,321
  Less accumulated depreciation and amortization                27,250         25,389
                                                              --------       --------
              Net property, plant and equipment                 20,279         17,932

Deferred tax asset                                                 738            738
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of
  $2,809 in 1997 and $2,483 in 1996                              8,368          7,606
Deferred compensation asset                                      5,392          4,998
Other assets                                                       148            373
                                                              --------       --------
                                                              $111,599       $104,677
                                                              ========       ========

                                                              JUNE 30,     DECEMBER 31,
                                                                1997           1996
                                                              --------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt installments                                   $  1,265       $    737
  Accounts payable                                              10,671         15,119
  Accrued payroll, bonus and employee benefit plan
    contributions                                                6,576         10,892
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                     4,853          5,926
  Federal and state income taxes payable                           489            492
  Other accrued liabilities                                      5,581          6,235
                                                              --------       --------
              Total current liabilities                         29,435         39,401
                                                              --------       --------
Deferred compensation liability                                  4,086          3,925
Long-term debt                                                  15,853          3,412
                                                              --------       --------
              Total liabilities                                 49,374         46,738

Stockholders' equity
  Common stock of $.25 par value; authorized
    20,000,000 shares, issued 6,876,608 in 1997
    and 6,829,273 in 1996                                        1,719          1,707
  Additional paid-in capital                                    23,598         23,194
  Foreign currency translation                                     154            203
  Retained earnings                                             36,754         32,835
                                                              --------       --------
              Total stockholders' equity                        62,225         57,939




                                                              --------       --------
                                                              $111,599       $104,677
                                                              ========       ========

                                       -4-

                               HARMON INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                               IN THOUSANDS OF DOLLARS
                                     (UNAUDITED)


                                                              JUNE 30,       JUNE 30,
                                                                1997           1996
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $  4,434       $  4,733
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                2,643          2,373
    Equity in net loss of affiliate                                330             --
     (Gain) loss on sale of property, plant and equipment          (11)            (1)
    Deferred tax expense (benefit)                                  --            (40)
Changes in assets and liabilities:
    Trade receivables                                           11,514          3,314
    Inventories                                                 (6,382)          (852)
    Estimated costs, earnings and billings on contracts         (3,171)         4,263
    Income tax receivable                                           --            434
    Prepaid expenses                                             1,653           (540)
    Accounts payable                                            (5,817)        (2,650)
    Accrued payroll and benefits                                (4,316)          (247)
    Current income taxes                                            (3)           302
    Other liabilities                                             (726)           (87)
    Other deferred liabilities                                     161            184
                                                              --------       --------
              Total adjustments                                 (4,125)         6,453
                                                              --------       --------
              Net cash provided by operating activities            309         11,186
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (4,482)        (3,702)
Proceeds from sale of property, plant and equipment                 15             10
Deferred compensation contributions                               (394)           (95)
Other investing activities                                          14            484
Vale Harmon acquisition                                           (167)            --
                                                              --------       --------
              Net cash used in investing activities             (5,014)        (3,303)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             416             --
Proceeds from issuance of long-term debt                        15,000            337
Borrowings under line of credit agreements                      12,905         23,464
Repayments under line of credit agreements                     (15,250)       (29,925)
Principal payments of long-term debt                              (550)          (220)
Bank overdraft                                                      --           (676)
Cash dividends paid                                               (515)          (510)
                                                              --------       --------
              Net cash provided by (used in)
                financing activities                            12,006         (7,530)
                                                              --------       --------
Foreign currency translation adjustment                            (49)            --
                                                              --------       --------
Net increase in cash and cash equivalents                        7,252            353
                                                              --------       --------
Cash and cash equivalents at beginning of period                    --             --
                                                              --------       --------
Cash and cash equivalents at end of period                    $  7,252       $    353
                                                              ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                  $    118       $    398
    Income taxes                                              $  2,650       $  2,351

                         PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter ended June 30, 1997 were $47.6 million compared with net sales of $39.1 million for the quarter ended June 30, 1996, an increase of 21.8%. Net sales for the six months ended June 30, 1997 increased 7.9% to $83.6 million from $77.5 million for the six months ended June 30, 1996.

Gross profit for the 1997 second quarter was $12.2 million, an 8.6% increase from the 1996 second quarter. Gross profit margin was 25.6% versus 28.7% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. Research and development expenditures (R&D) increased to $1.8 million in the second quarter of 1997 from $1.7 million in the same quarter one year ago. As a percent of net sales, R&D for the quarter decreased to 3.8% from 4.4% in the 1996 second quarter.

Gross profit for the six months ended June 30, 1997 was $20.4 million, a decrease of 2.7% from $21.0 million for the first half of 1996. This decline in gross profit resulted from a decrease in gross profit margin from 27.0% for the six months ended June 30, 1996 to 24.4% for the six months ended
June 30, 1997. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales.
R&D increased to $3.4 million for the six months ended June 30, 1997 from $3.2 million for the same period in 1996. For the first half of 1997, R&D as a percent of net sales of 4.1% was equal to R&D as a percent of net sales for the same period in 1996.

Selling, general and administrative expenses (SG&A) were $6.7 million for the quarter ended June 30, 1997, an increase of 1.9% from $6.6 million during the 1996 quarter. SG&A as a percent of net sales was 14.0% during the second quarter of 1997 versus 16.8% for the second quarter of 1996. For the six months ended June 30, 1997, SG&A was $12.5 million, or 15.0% of net sales, a decrease of 1.5% from $12.7 million, or 16.4% of net sales, for the comparable period in 1996. The decreases in SG&A as a percent of net sales for both the three months and six months ended June 30, 1997 compared with the prior year periods resulted from leveraging fairly constant SG&A over higher sales volumes.

During the quarter ended June 30, 1997, the Company acquired the remaining
62% of the issued and outstanding shares of its Canadian affiliate, Vale Harmon Enterprises, Ltd. (Vale), that it previously did not own. The Company recorded a charge of $330 thousand during the second quarter of 1997 to recognize its share of Vale's pre-acquisition losses.

As a result of increased borrowings during 1997, net interest expense (interest expense less investment income) for the second quarter increased to $252 thousand in 1997 from $205 thousand in 1996. For the six months ended June 30, 1997, net interest expense was $238 thousand compared with $291 thousand for the prior year period. This decrease resulted from lower weighted average interest rates for borrowed funds during 1997 compared with 1996.

The effective tax rate decreased to 38.0% in the second quarter of 1997 from 39.0% in the prior year quarter. For the six months ended June 30, the effective tax rate decreased from 38.5% in 1996 to 37.0% in 1997. These decreases are due to lower state income taxes resulting from changes in the Company's business activity by state, state exemption for United Kingdom earnings and use of United Kingdom tax loss carryforwards.

Orders for the Company's products and services during the second quarter of 1997 were $57.3 million, exceeding orders of $46.6 million in the first quarter of 1997 by 23%. Orders for the second quarter of 1997 were led by the freight railroad market. Class I railroads in the United States are making significant capital improvements to achieve efficiencies within recently merged operations. For the six months ended June 30, 1997, orders were $103.9 million, an increase of 46.1% from $71.1 million for the first half of 1996. The Company's order backlog increased to $78.4 million at June 30, 1997, up from $59.4 million at December 31, 1996 and $34.7 million one year ago.

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

At June 30, 1997 the Company had $38.6 million in liquidity. This consisted of $7.3 million in cash and cash equivalents plus $31.3 million available under bank lines of credit. The current ratio at June 30, 1997 was 2.6 to 1 compared to 1.9 to 1 at December 31, 1996 and 2.5 to 1 at June 30, 1996. The increase in the current ratio from December 31, 1996 to June 30, 1997 is the result of an increase in cash and cash equivalents and decreases in accounts payable and accrued payroll, bonus and employee benefit plan contributions during the period. For the six months ended June 30, 1997, accounts receivable have decreased following strong shipments in December, 1996 and inventories have increased in anticipation of third quarter demand.

                           PART II. OTHER INFORMATION




ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was required to be filed during the most recent quarter.


                                        Exhibit Table
                                        Reference #        Page #
                                        -------------------------

Computation of earnings per share       A                  10 - 11

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                  HARMON INDUSTRIES, INC.





Date: August 7, 1997              /s/Bjorn E. Olsson
                                  --------------------------------------------
                                  Bjorn E. Olsson,
                                  President


Date: August 7, 1997              /s/Charles M. Foudree
                                  --------------------------------------------
                                  Charles M. Foudree,
                                  Executive Vice President-Finance


Date: August 7, 1997              /s/Stephen L. Schmitz
                                  --------------------------------------------
                                  Stephen L. Schmitz,
                                  Vice President-Controller