Form 10-Q
period 1997-09-30
HARMON INDUSTRIES INC
filed 1997-11-10
CIK 45635

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended   September 30, 1997       Commission File No.   0-7916
                  -----------------------                        --------


                             HARMON INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Missouri                                      44-0657800
  ------------------------------                       -----------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


             1300 Jefferson Court, Blue Springs, Missouri     64015
             --------------------------------------------   --------
             (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code         816-229-3345
                                                          ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X     No
                                                       ---        ---

The number of shares of Registrant's common stock outstanding as of September 30, 1997 was 6,891,642.
                       ---------

                           PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at September 30, 1997 and December 31, 1996 as well as the results of its operations for the interim periods ended September 30, 1997 and September 30, 1996.

                              HARMON INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                     IN THOUSANDS OF DOLLARS (EXCEPT PER SHARE DATA)
                                      (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------    -------------------------------
                                                      1997           1996                1997          1996
                                                      ----           ----                ----          ----
Net sales                                           $56,125        $41,957             $139,734       $119,465
Cost of sales                                        41,512         29,721              101,316         83,086
Research and development expenditures                 1,758          1,492                5,168          4,676
                                                    -------        -------             --------       --------
  Gross profit                                       12,855         10,744               33,250         31,703

Selling, general and
  administrative expenses                             8,228          6,491               20,763         19,216
Amortization of cost in
  excess of fair value of
  net assets acquired                                   178            154                  505            428
Equity in net loss of affiliate                          --             --                  330             --
Miscellaneous (income) expense-net                       (4)           (14)                 (76)           (45)
                                                    -------        -------             --------       --------
  Operating income                                    4,453          4,113               11,728         12,104

Interest expense                                       (333)          (123)                (884)          (612)
Investment income                                        67             28                  381            226
                                                     ------         ------              -------       --------
  Earnings before income taxes                        4,187          4,018               11,225         11,718

Income tax expense (benefit):
  Current                                             1,548          1,554                4,152          4,561
  Deferred                                               --            (24)                  --            (64)
                                                    -------        -------             --------       --------
                                                      1,548          1,530                4,152          4,497
                                                    -------        -------             --------       --------

Net earnings                                         $2,639         $2,488               $7,073         $7,221
                                                    =======        =======             ========       ========

Net earnings per common share                         $0.38          $0.36                $1.03         $1.06
                                                    =======        =======             ========       ========

Weighted average outstanding common and
   common equivalent shares                       6,935,829      6,843,881            6,898,295      6,837,743
                                                  =========      =========            =========      =========


                               HARMON INDUSTRIES, INC.
                             Consolidated Balance Sheets
                               In Thousands of Dollars
                                    (Unaudited)


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997            1996
                                                                 -------------    -----------
ASSETS
Current assets:
Cash and cash equivalents                                           $2,350             --
  Trade receivables, less allowance for doubtful accounts
      of $811 in 1997 and $307 in 1996                              41,257         39,656
  Costs and estimated earnings in excess of billings on
      uncompleted contracts                                          3,401          1,665
  Inventories:
      Work in process                                                7,037          4,145
      Raw materials and supplies                                    31,186         23,076
                                                                   --------       --------
                                                                    38,223         27,221

  Income tax receivable                                              1,421             --
  Deferred tax asset                                                 1,637          1,637
  Prepaid expenses and other current assets                            964          2,851
                                                                   --------       --------
      Total current assets                                          89,253         73,030
                                                                   --------       --------
Property, plant and equipment, at cost:
  Land                                                                 363            356
  Buildings                                                         10,828          9,010
  Machinery and equipment                                           15,618         14,292
  Office furniture and equipment                                    19,085         16,032
  Transportation equipment                                           1,303          1,236
  Leasehold improvements                                             2,985          2,395
                                                                   --------       --------
                                                                    50,182         43,321
  Less accumulated depreciation and amortization                    28,579         25,389
                                                                   --------       --------
      Net property, plant and equipment                             21,603         17,932

Deferred tax asset                                                     738            738
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of
  $2,988 in 1997 and $2,483 in 1996                                  8,264          7,606
Deferred compensation asset                                          5,392          4,998
Other assets                                                           148            373
                                                                   --------       --------
                                                                  $125,398       $104,677
                                                                  ========       =========




                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1997            1996
                                                                -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt installments                                         $1,229           $737
  Accounts payable                                                  13,842         15,119
  Accrued payroll, bonus and employee benefit plan
      contributions                                                  9,020         10,892
  Billings in excess of costs and estimated earnings
      on uncompleted contracts                                       8,382          5,926
  Federal and state income taxes payable                               839            492
  Other accrued liabilities                                          4,869          6,235
                                                                   --------       --------
      Total current liabilities                                     38,181         39,401
                                                                   --------       --------
Deferred compensation liability                                      4,138          3,925
Long-term debt                                                      18,200          3,412
                                                                   --------       --------
                   Total liabilities                                60,519         46,738

Stockholders' equity
  Common stock of $.25 par value; authorized
      20,000,000 shares, issued 6,891,642 in 1997
      and 6,829,273 in 1996                                          1,723          1,707
  Additional paid-in capital                                        23,731         23,194
  Foreign currency translation                                          32            203
  Retained earnings                                                 39,393         32,835
                                                                   --------       --------
                   Total stockholders' equity                       64,879         57,939
                                                                   --------       --------
                                                                  $125,398       $104,677
                                                                  ========       =========


                                   HARMON INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   IN THOUSANDS OF DOLLARS
                                          (UNAUDITED)
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1997            1996
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $7,073         $7,221
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
      Depreciation and amortization                                  3,978          3,638
      Equity in net loss of affiliate                                  330             --
      (Gain) loss on sale of property, plant and equipment              --             10
      Deferred tax expense (benefit)                                    --            (64)
Changes in assets and liabilities:
      Trade receivables                                               (933)        (3,474)
      Inventories                                                  (10,927)        (2,791)
      Estimated costs, earnings and billings on contracts              783          5,181
      Income tax receivable                                         (1,421)           423
      Prepaid expenses                                               2,160           (327)
      Accounts payable                                              (2,646)           250
      Accrued payroll and benefits                                  (1,872)         2,435
      Current income taxes                                             347             --
      Other liabilities                                             (1,438)           322
      Other deferred liabilities                                       213            268
                                                                -------------   -------------
         Total adjustments                                         (11,426)         5,871
                                                                -------------   -------------
            Net cash provided by (used in) operating activities     (4,353)        13,092
                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (7,064)        (4,393)
Proceeds from sale of property, plant and equipment                     19            --
Deferred compensation contributions                                   (394)          (181)
Other investing activities                                              14            485
Acquisition of businesses                                             (155)        (2,056)
                                                                -------------   -------------
            Net cash used in investing activities                   (7,580)        (6,145)
                                                                -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 553             --
Proceeds from issuance of long-term debt                            15,045             --
Borrowings under line of credit agreements                          29,934         30,224
Repayments under line of credit agreements                         (29,953)       (36,332)
Principal payments of long-term debt                                  (610)          (281)
Bank overdraft                                                          --            (56)
Cash dividends paid                                                   (515)          (510)
                                                                -------------   -------------
            Net cash provided by (used in) financing activities     14,454         (6,955)
                                                                -------------   -------------
Foreign currency translation adjustment                               (171)             8
                                                                -------------   -------------

Net increase (decrease) in cash and cash equivalents                 2,350             --
                                                                -------------   -------------
Cash and cash equivalents at beginning of period                        --             --
                                                                -------------   -------------
Cash and cash equivalents at end of period                          $2,350          $  --
                                                                -------------   -------------
                                                                -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                      $  673         $  573
      Income taxes                                                  $5,135         $4,288

                                            -5-

                          PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
-------------------------------------------------------------------------------

Net sales for the third quarter ended September 30, 1997 were $56.1 million compared with net sales of $42.0 million for the quarter ended September 30, 1996, an increase of 33.8%. Net sales for the nine months ended September 30, 1997 increased 17.0% to $139.7 million from $119.5 million for the nine months ended September 30, 1996. The increases in net sales for these periods are the result of continued strong demand for the Company's products and services, primarily from North American freight railroads which are investing in capital equipment to increase safety and efficiency and to integrate recently merged operations.

Gross profit for the 1997 third quarter was $12.9 million, a 19.7% increase from the 1996 third quarter. Gross profit margin was 22.9% versus 25.6% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. Research and development expenditures (R&D) increased to $1.8 million in the third quarter of 1997 from $1.5 million in the same quarter one year ago. As a percent of net sales, R&D for the quarter decreased to 3.1% from 3.6% in the 1996 third quarter.

Gross profit for the nine months ended September 30, 1997 was $33.3 million, an increase of 4.9% from $31.7 million for the comparable period of 1996. Gross profit margin decreased from 26.5% for the nine months ended September 30, 1996 to 23.8% for the nine months ended September 30, 1997. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. R&D increased to $5.2 million for the nine months ended September 30, 1997 from $4.7 million for the same period in 1996. For the nine months ended September 30, 1997, R&D as a percent of net sales was 3.7%, a decrease from 3.9% of net sales for the same period in 1996.

Selling, general and administrative expenses (SG&A) were $8.2 million for the quarter ended September 30, 1997, an increase of 26.8% from $6.5 million during the 1996 quarter. SG&A as a percent of net sales was 14.7% during the third quarter of 1997 versus 15.5% for the third quarter of 1996. For the nine months ended September 30, 1997, SG&A was $20.8 million, or 14.9% of net sales, an increase of 8.1% from $19.2 million, or 16.1% of net sales, for the comparable period in 1996. SG&A increased in both the three and nine months ended September 30, 1997 over the comparable periods in 1996 in support of increased net sales during the corresponding periods. The decreases in SG&A as a percent of net sales for both the three months and nine months ended September 30, 1997 compared with the prior year periods resulted from net sales increasing at a rate which exceeded the rate of increase in SG&A.

During the quarter ended June 30, 1997, the Company acquired the remaining 62% of the issued and outstanding shares of its Canadian affiliate, Vale Harmon Enterprises, Ltd. (Vale), that it previously did not own. The Company recorded a charge of $330 thousand during the second quarter of 1997 to recognize its share of Vale's pre-acquisition losses.

Net interest expense (interest expense less investment income) for the third quarter was $266 thousand in 1997 compared with $95 thousand in 1996. For the nine months ended September 30, 1997, net interest expense was $503 thousand compared with $386 thousand for the prior year period. These increases in interest expense are the result of the issuance of $15 million of senior unsecured notes in January, 1997.

The effective tax rate decreased to 37.0% in the third quarter of 1997 from 38.1% in the prior year quarter. For the nine months ended September 30, the effective tax rate decreased from 38.4% in 1996 to 37.0% in 1997. These decreases are due to lower state income taxes resulting from changes in the Company's business activity by state, state exemption for United Kingdom earnings and use of United Kingdom tax loss carryforwards.

Orders for the Company's products and services during the third quarter of 1997 were $69.6 million, exceeding orders of $57.3 million in the second quarter of 1997 by 21.5%. Orders for the third quarter of 1997 were led by the freight railroad market. Class I railroads in the United States are making significant capital improvements to achieve efficiencies within recently merged operations. For the nine months ended September 30, 1997, orders were $173.6 million, an increase of 35.7% from $128.0 million for the comparable period of 1996. The Company's order backlog increased to $88.9 million at September 30, 1997, up from $59.4 million at December 31, 1996 and $50.7 million one year ago.

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

At September 30, 1997 the Company had $34.2 million in liquidity. This consisted of $2.4 million in cash and cash equivalents plus $31.8 million available under bank lines of credit. The current ratio at September 30, 1997 was 2.3 to 1 compared to 1.9 to 1 at December 31, 1996 and 2.1 to 1 at September 30, 1996. The increase in the current ratio from December 31, 1996 to September 30, 1997 is primarily the result of higher inventory levels in anticipation of increased shipments in the fourth quarter.

                             PART II.  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was required to be filed during the most recent quarter.

                                               EXHIBIT TABLE
                                                REFERENCE #      PAGE #
                                               -------------     ------

Computation of earnings per share                    11A         10 - 11

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARMON INDUSTRIES, INC.




Date: November 7, 1997               /s/Bjorn E. Olsson
                                     ---------------------------------------
                                     Bjorn E. Olsson,
                                     President


Date: November 7, 1997               /s/Charles M. Foudree
                                     ---------------------------------------
                                     Charles M. Foudree,
                                     Executive Vice President-Finance


Date: November 7, 1997               /s/Stephen L. Schmitz
                                     ---------------------------------------
                                     Stephen L. Schmitz,
                                     Vice President-Controller