Form 10-K
period 1997-12-31
HARMON INDUSTRIES INC
filed 1998-03-30
CIK 45635

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-7916

                            ------------------------

                            HARMON INDUSTRIES, INC.

                       IRS Employer Identification Number
                                   44-0657800

                         State or other jurisdiction of
                         incorporation or organization
                                    MISSOURI

                     Address of principal executive offices
               1300 JEFFERSON COURT, BLUE SPRINGS, MISSOURI 64015

               Registrant's telephone number, including area code
                                 (816) 229-3345

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------------  ---------------------------------------------
            None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                                  Common Stock

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of March 16, 1998, 10,521,189 common shares were outstanding. The aggregate market value of the common stock (based upon the closing price of these shares per NASDAQ for Over-the-Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $208,917,000.

    The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PART II

Item 6:     Selected Consolidated Financial Data..............  Pages 18 and 19 of the Annual Report to
                                                                  Shareholders for the year ended December 31,
                                                                  1997.

Item 7:     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............  Pages 20 through 25 of the Annual Report to
                                                                  Shareholders for the year ended December 31,
                                                                  1997.

Item 8:     Financial Statements and Supplementary Data.......  Pages 26 through 43 of the Annual Report to
                                                                  Shareholders for the year ended December 31,
                                                                  1997.

PART III

Item 10:    Directors and Executive Officers of the
              Registrant......................................  Pages 3 through 6 of the Company's Proxy Statement dated April 1, 1998.

Item 11:    Executive Compensation and Other Information......  Pages 7 through 15 of the Company's Proxy
                                                                  Statement dated April 1, 1998.

Item 12:    Security Ownership of Certain Beneficial Owners
              and Management..................................  Pages 2 and 3 of the Company's Proxy Statement
                                                                  dated April 1, 1998.

Item 13:    Certain Relationships and Related Transactions....  Page 6 (last paragraph of Election of Directors)
                                                                  and page 6 ("Certain Transactions") of the
                                                                  Company's Proxy Statement dated April 1, 1998.

                            HARMON INDUSTRIES, INC.

           ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.  BUSINESS

    Harmon Industries, Inc. ("Harmon" or "the Company") is a leading supplier of signal, inspection and train control systems, products and services to rail systems throughout North America and the world. The Company sells its products to Class I and short line freight railroads and to rail transit customers. Harmon designs, manufactures, markets and services a broad line of products beneficial to the operating efficiency and safety of its customers. The products include an extensive line of railroad signal and train control systems and related components and services. The Company emphasizes innovation and technology to develop timely and sophisticated solutions to problems that confront its customers. It also provides customized asset management services through a warehousing and distribution business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    A rapidly growing share of the Company's sales now involve combining and customizing individual products to meet specific customer applications, representing an evolution for the Company from a supplier of separate component products to an integrator of systems able to provide customers with solutions to complex problems.

INDUSTRY

    FREIGHT RAILROADS

    The domestic freight railroad industry includes Class I, regional and short line railroads. However, the industry is dominated by the 10 large freight carriers that the Interstate Commerce Commission defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market(1). The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track segments and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

    Many Harmon products are designed to assist the railroads in cutting costs. For example, the 27% decrease in Class I employment levels from 1987 to 1996 required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, help ensure the safe switching and passage of trains and facilitate better communication among crew members on a train and between moving trains and railroad traffic controllers.

    Class I railroads have also used Harmon products to increase asset utilization and productivity. The 24% reduction from 1987 to 1996 in the number of Class I railroad freight cars in service required the Class I railroads to look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton miles per employee hour for Class I railroads to increase by 94% from 1987 to 1996. The Class I railroads have become more profitable despite a 35% reduction (in constant 1987 dollars) from 1987 to 1996 in revenue per ton mile.

------------------------

(1) This fact and the other statistical information about the Class I railroads in this Annual Report come from Railroad Facts, 1997 Edition, a recognized industry source for information on Class I railroads.

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
    Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul segment. The amount of intermodal traffic has increased 48% from 1987 to 1996. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above will permit the Class I railroads to better compete in the long haul segment of the freight transportation market. While final figures are not yet available for the year ended December 31, 1997, the total volume of intermodal shipments is estimated to have increased approximately 6% to 7% from 1996. The growth momentum of the Class I railroads is important to the success of Harmon.

    Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of under-utilized track. From 1987 to 1996, the Class I railroads have reduced their track miles by 20%, to approximately 177,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1987 to 1996, capital expenditures by Class I railroads per mile of track owned has increased from approximately $13,500 to $34,500 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads.

    In recent years, one of the cost containment strategies increasingly adopted by the freight railroads has been outsourcing of support functions formerly done internally. In the areas of interest to Harmon, this has included a reduction in the internal engineering staffs, construction forces and materials management. This has led to a dramatic increase in opportunities and business for Harmon in providing the direct engineering support, materials management and construction services for the Class I railroads.

    Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to 543, with 32 of these short line railroads being above the threshold of either $40.0 million in annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because the short line railroads generally have smaller administrative, maintenance and engineering staffs, have locally focused management, generally operate at lower speeds and are typically not burdened with the more restrictive collective bargaining agreements as the Class I railroads.

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

    The market in the freight railroad industry for Harmon products is influenced by the availability of government funding, the relative health of the freight railroad industry and the changing needs that such industry has for various Harmon products. The Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA) provided federal funds through 1997 for railroad crossing warning systems in the same amount each year as existed under previous federal legislation. During 1997, the ISTEA was extended for six months through March 1998 pending agreement on a new, long-term transportation bill. It is currently

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
expected that future legislation will provide for grade crossing funding in amounts comparable to the original ISTEA.

    Harmon expects the Class I railroads to continue their recent favorable financial performance. Accordingly, Harmon expects the equipment maintenance and capital improvement expenditures of Class I railroads to grow, or at least remain stable, in coming years.

    RAIL TRANSIT RAILROADS

    The rail transit industry includes AMTRAK and numerous existing and proposed commuter and urban transit rail systems. The development of such systems is generally enhanced by the federal funding provided by the ISTEA, which nearly doubled the federal funding available annually for mass transit projects.

    Harmon's participation in the expansion of existing or construction of new rail transit systems will generally require a long selling cycle and generally result in multi-year contracts. In addition, the selling process requires Harmon to consult regularly with engineers responsible for designing such systems. Such consultation permits Harmon to better understand the requirements of proposed projects and help insure that such projects are designed in a way that will permit use of many Harmon products. See "Business-- Marketing and Sales."

    In addition to the rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and to install in such trains equipment that guards against human error. An example of the Harmon ability to swiftly address safety concerns is the development by Harmon of its Ultra Cab product after a highly publicized 1987 passenger train accident in the Northeast Corridor. As a result of that accident, federal regulators required that all trains operating in the Northeast Corridor be equipped with automatic devices to guard against human error in responding to signals. Conrail, the major freight railroad most affected by this requirement, solicited bids from Harmon and its competitors for development of a product like Ultra Cab. Harmon won this bid and completed development of Ultra Cab, which now enjoys a substantial share of the cab signaling market.

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

    Harmon's first major contract for new construction in the rail transit market was the St. Louis Metro Link project, which totaled $4.7 million, the first phase of which entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market as a major contractor. The Company's transit business has grown to include active transit projects in many major cities in North America. Harmon's first prime contract, with construction under its direction, was with the Chicago Transit Authority
(CTA) for reconstruction of the signal and train control system for the Green Line elevated line. This contract exceeded $13 million. The project was completed successfully and on time under an extremely aggressive schedule, and established Harmon as a major contender in this market.

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
    In November 1996, the Company was awarded a $17.6 million contract for the design and manufacture of the train control system for a new light-rail system for the New Jersey Transit Authority. This contract award further established Harmon as a significant supplier in the rail transit market.

    In December 1997, Harmon obtained a license agreement from Hughes Aircraft Company (now Raytheon Company) to develop, build and market a new Advanced Automatic Train Control system (AATC) which is based in part on a converted military communications system. Hughes, in combination with the San Francisco Bay Area Rapid Transit District (BART), developed a prototype of this system and demonstrated it on BART in 1996. Harmon will now complete the development and has a contract with BART to continue through two additional phases of test and deployment of the system over a substantial portion of the BART system by 2001. Harmon intends to market this system aggressively in the transit marketplace, both domestically and internationally.

    It is difficult to estimate the potential size of this market, particularly since railroad track used extensively by a rail transit operator in some metropolitan areas may be owned and maintained by a Class I railroad. Accordingly, sales to Class I railroads of Harmon products expected to upgrade certain areas of railroad track may well be sales that are related to, or result from, growth in the rail transit industry.

INTERNATIONAL OPPORTUNITIES

    The Company has identified certain international markets as opportunities for growth. Standards for the railroad industry in Mexico, Canada, South America, Australia, and certain parts of eastern Asia are generally consistent with the standards of the United States railroad industry. In addition, some nationalized railroads in Mexico, Europe, and South America have been recently privatized and United States freight railroads, which are Harmon customers, are investors in some of these privatizations. The Company's relationships with such railroads provide it the opportunity to sell its products to these new entities for international use. Harmon is also pursuing strategic alliances with other railroad industry suppliers to assist its efforts to penetrate the international markets. The North American Free Trade Agreement is also expected to provide opportunities for Harmon in Mexico and Canada because the anticipated growth in trade will increase the railroad traffic in both directions across the borders.

    In June 1997, Harmon acquired the remaining interest in Vale-Harmon Enterprises, Ltd. ("Vale"), located near Montreal, Quebec, Canada, which it previously did not own. Vale serves the freight and transit markets in Canada. In July 1996, Harmon acquired Vaughan Systems, Ltd., subsequently renamed Vaughan Harmon Systems, Ltd. ("Vaughan"), located in the United Kingdom. This acquisition established the first international manufacturing operations for the Company. Vaughan manufactures train control products which are complementary to the Company's domestic product lines and provide a base for introducing the Company's products into the European market. Vaughan has a contract with Railtrack for the resignaling of the Cromer line in Norfolk, England. This will be the first project in which Vaughan products and Harmon products from the United States will be combined to provide an integrated system to the customer.

BUSINESS STRATEGY

    Harmon's business strategy is to utilize its technological expertise, ability to install turnkey systems, broad product lines, extensive sales network and customer service orientation to provide high quality products and services to its customers. Harmon plans to continue to expand and improve its product lines

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
and services to meet its customers' needs. Harmon expects that the continued development of its product lines may be accomplished, in part, by strategic acquisitions of product lines or companies that compliment the Company's current product lines. The Company actively pursues potential acquisitions as part of this strategy. Internal development of new products will continue, consistent with Harmon's desire to expand its product base.

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

    The Company continues to enhance its Total Quality Systems (TQS) is all aspects of its operation. The Company was one of the first in its industry to institute such a program. ISO 9000 certification is one of the foundations of the Company's TQS which is evident by the fact the Company has thirteen facilities certified to either ISO 9001 or ISO 9002. Continuous improvement, employee involvement, education and training continue to receive strong emphasis as a strategic initiative. The Company actively employs TQS teams to improve processes, reduce scrap and rework and enhance customer service with up to 50 active teams, at any one time, working on improving internal systems.

PRODUCT CLASSIFICATIONS

    The products of the Company can generally be separated into six categories. TRAIN CONTROL SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); computer-based traffic control systems; and train describers and other train control systems manufactured by Vaughan Harmon Systems, Ltd. CROSSING SYSTEMS include

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. Asset Management Services involve a single-source, rapid delivery service for railroad components by warehousing commonly used parts and equipment that are manufactured by the Company and other vendors. TRAIN INSPECTION SYSTEMS include all Company products related to monitoring a moving train as it passes by a train inspection site. PRINTED WIRING BOARDS include production of custom designed printed wiring boards for use by Harmon and other electronics manufacturers. OTHER sales include products that do not readily fit into the other five categories.

PROFILE OF CURRENT OPERATIONS

    The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales for each of the past three years.

                    SALES BY PRODUCT OR SERVICE FUNCTION(1)
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                          1995                   1996                   1997
                                                  ---------------------  ---------------------  ---------------------
                                                    AMOUNT        %        AMOUNT        %        AMOUNT        %
                                                  ----------  ---------  ----------  ---------  ----------  ---------
Train Control Systems...........................  $   55,437       40.7% $   87,080       47.3% $  101,624       47.4%
Crossing Systems................................      42,375       31.1%     48,927       26.6%     55,598       25.9%
Asset Management Services.......................      14,194       10.4%     22,217       12.1%     29,913       14.0%
Train Inspection Systems........................      11,360        8.4%     12,906        7.0%     13,407        6.2%
Printed Wiring Boards...........................       6,752        5.0%      5,249        2.9%      5,772        2.7%
Other...........................................       5,999        4.4%      7,489        4.1%      8,113        3.8%
                                                  ----------  ---------  ----------  ---------  ----------  ---------
Total...........................................  $  136,117      100.0% $  183,868      100.0% $  214,427      100.0%
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) Sales volumes shown above are gross totals and do not include cash discounts or deferred contract revenue. As a result, there are small differences between the amounts in this table and those presented in the "Consolidated Statements of Operations". See "Financial Statements." The differences do not affect the validity of the discussion and analysis.

PRODUCTS

    While the Company's principal products and services have been grouped for purposes of discussion by primary product or service function, each product and service interrelates or is complementary to other Company products and services. Substantially all products and services (except printed wiring boards) are marketed to the railroad industry.

    TRAIN CONTROL SYSTEMS include all Company products and services related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller (VHLC); car-borne equipment (Ultra Cab); computer-based dispatch and traffic control systems; train describers; and the design, wiring and installation of packages and systems comprised of these products. Signal control track circuits control signals regulating train traffic by sending and receiving

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Computer-based dispatch systems monitor and control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control towers and related personnel otherwise required. Although the technology is similar, each system requires individualized design and specialized software.

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

    Ultra Cab communicates speed commands directly to moving locomotives through electrical currents in the rails, displays the resulting speed requirements to the engine crew using colored light signals in the cab, and enforces compliance with the speed commands by initiating an automatic brake application if the engineer fails to stay within prescribed limits. A more advanced system called Incremental Train Control System (ITCS) is being developed by the Company. It uses radio data communications rather than currents in the rails to exchange data between trains and the wayside equipment, and provides many added features. An initial installation of ITCS is taking place on an Amtrak line in southern Michigan under a FRA grant to demonstrate enhanced train control technology for High-Speed Rail corridors.

    Advanced Automatic Train Control (AATC) is a very sophisticated radio data network that links trains with wayside computers to continuously monitor the location of trains and update the instructions to each train based on the reported locations of other trains. This will allow much more capacity in high density transit operations such as San Francisco's Bay Area Rapid Transit District (BART) where the ability to safely reduce headway between trains will permit more trains per hour to handle peak load conditions. It also achieves this result with a dramatic reduction in the amount of physical equipment required along the track, compared to more conventional train control techniques.

    CROSSING SYSTEMS include all Company products and services related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of complete systems utilizing these products. Rail/highway crossing warning systems activate flashing lights and audible bells, and initiate the lowering of crossing gates to provide traffic barriers in installations so equipped. While the Company offers complete systems, the more sophisticated electronic equipment that activates the warning lights or crossing gates is often sold separately.

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

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)

    The Highway Crossing Analyzer (HCA) is a recording and monitoring device intended mostly for use at grade crossings that can monitor and record many aspects of the warning system operation, detect anomalies and report trouble to a central reporting location. It is being adopted in many areas as a means for improving the efficiency of maintenance procedures by providing better and faster information on the location and nature of potential problems and the ability to develop pro-active preventative maintenance procedures. The acquisition of Devtronics, Inc. in 1997 added other related products similar to the HCA and additional capability and expertise in this area.

    ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly used parts and equipment that are manufactured by the Company and other vendors. The Company provides other services including purchasing and distribution of communication and signal inventory. One of the predominant services is the assembly of containerized construction kits including all material needed for a signal installation project, some of which is not made by Harmon. These kits greatly improve the productivity of the railroad's construction crews and are finding growing acceptance in the industry. Success in this area has helped Harmon diversify from a predominantly manufacturing operation into the service portion of the railroad supply industry. The Company expanded its service offering in January 1998 with the acquisition of CSS, Inc., a provider of installation and maintenance services to domestic freight railroads.

    TRAIN INSPECTION SYSTEMS include all Company products and services related to monitoring a moving train as it passes by a train inspection site and the design, wiring and installation of packages and systems comprised of these products. The Company's acquisition of Devtronics, Inc. in November 1997 has increased its market share of this product line. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated bearings of passing rail cars. Overheated bearings, if not detected in time, may cause derailments, resulting in substantial expense and potential liability to the railroads. Some hot-bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and even derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

    PRINTED WIRING BOARDS include production of customer-designed printed wiring boards (PWB) for shipment to other electronics manufacturers. A substantial portion of the plant capacity for PWB is used in the Company's own products.

    The category OTHER includes a variety of items. One of these is radio communication equipment that includes mobile and stationary two-way radios specifically designed for railroad applications involving transmission of voice and/or data messages.

PRODUCT DEVELOPMENT AND PATENTS

    The Company considers product development essential to both maintaining its market position and to future growth. Product innovation has been a major contributor to the Company's profitability during the past few years, as the railroads have sought more cost-effective methods of controlling and monitoring train operations. Frequently, a customer's technical staff works closely with the Company's staff on the design of a system or component parts. The Company will continue to focus on rapid response to customer needs in its introduction of new products. The Company anticipates increasing its efforts and expenditures for product development.

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
    The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictates the need. Major development efforts have recently concentrated on several key areas: (i) the new Incremental Train Control System (ITCS) for initial application to the FRA funded demonstration project in Michigan, (ii) a communication-based train control system called Advanced Automatic Train Control
(AATC) which is intended for rail transit applications, and (iii) ongoing enhancements to most of the existing products including crossing warning systems, interlocking controls, signal control track circuits, train inspection systems, and Ultra Cab. Development of these products is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the rail transit market.

    Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately $5,218,000, $6,331,000 and $7,664,000 in the years ended December 31, 1995, 1996 and 1997, respectively, on research and development (R&D) activities related either to the improvement of existing products or to the development of new products. The number of engineers involved in research and development activity has increased significantly, commensurate with the rise in investment in this field. However, a much larger increase has occurred in the number of engineers dedicated to Applications Engineering which apply developed products to specific customer needs and, in part, replace the customer's internal engineering staffs. In addition to expanding its product line by means of internal research and development, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of Devtronics, Inc., the Company obtained its technology and R&D projects along with a research workforce that is already in place.

    Although the Company believes that its patents and patent applications have value, the Company relies primarily on trade secrets to protect its technology. Rapidly changing technology makes the Company's future success dependent on the technical competence and creative skill of its personnel.

MARKETING AND SALES

    The Company's products are sold to the freight railroad and rail transit industries through experienced direct sales employees who work closely with the Company's customers to identify existing or potential products to improve the efficiency and enhance the safety of their operations. The Company's sales force is organized along industry lines. A separate group is primarily responsible for sales to each of the market segments: Class I, short line, rail transit and international.

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

    The Company considers Mexico and Canada to be a portion of its domestic market and these countries are serviced by its domestic marketing group. This effort was enhanced in Canada by the June 1997 acquisition of Vale-Harmon Enterprises, Ltd., which is based in Quebec, Canada and sells Harmon products to the Canadian railroads. Prior to this acquisition, Harmon had a minority equity

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
interest in Vale-Harmon Enterprises, Ltd. The Company is in the process of establishing a subsidiary in Mexico to manage the increased business it expects from its customers there.

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

BACKLOG

    The Company's backlog of orders was approximately $74.5 million at December 31, 1997. Substantially all of these orders will be filled in 1998. The backlog of orders was approximately $59.4 million at December 31, 1996, the majority of which were filled during 1997. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling.

COMPETITION

    The Company's business is highly competitive. The Company competes effectively on the basis of the reliability and design of its products, customer service and price. Competition will require the Company to continue to introduce new products and services. The Company's three major competitors, all of which are subsidiary units of foreign companies, appear to have greater financial resources than the Company. Nonetheless, the Company has demonstrated its ability to develop and introduce new products and expects that a continuation of such ability will permit it to maintain its competitive position.

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

                            HARMON INDUSTRIES, INC.

ITEM 1.  BUSINESS (CONTINUED)
    The Company's employees participate in the Total Quality System, working in teams to improve processes and products. Harmon was one of the first vendors to the railroad industry to institute a total quality program and considers its program to be an important part of its continuing efforts to improve its manufacturing process and products.

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

EMPLOYEES

    As of December 31, 1997, the Company had 1,510 full-time employees. There were 1,099 employees in manufacturing, 200 in engineering, 143 in general and administrative services and 68 in marketing and sales. In general, the Company believes its relations with its employees are excellent. The Company's employees are not covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company owns or leases an aggregate of approximately 675,000 square feet of space for manufacturing, warehousing, research and general office use. In addition, the Company owns land zoned for industrial use, on which the Grain Valley and Warrensburg facilities are located. The following table summarizes the Company's principal locations.

LOCATION                                                              PRINCIPAL USE
---------------------------------------  ------------------------------------------------------------------------
Grain Valley, Missouri.................  Administration, design and manufacture of electronic products and railroad signal systems

Warrensburg, Missouri..................  Manufacture of railroad crossing warning systems and hardware and printed wiring boards

Jacksonville, Florida..................  Design and manufacture of railroad crossing warning systems and hardware

Atlanta, Georgia.......................  Design and assembly of railroad crossing warning systems

Riverside, California..................  Administration, product design, and manufacture of electronic products

Lee's Summit, Missouri.................  Assembly, storage and distribution of products for the railroad industry

Blue Springs, Missouri.................  Corporate headquarters

Ware, England..........................  Design and manufacture of electronic products and control systems

St. Laurent, Quebec, Canada............  Design, manufacture and distribution of products for the railroad industry

                            HARMON INDUSTRIES, INC.

ITEM 2.  PROPERTIES (CONTINUED)
    In addition to these principal locations, the Company also owns or leases various other office, engineering and warehouse facilities. The Company is planning to relocate its corporate headquarters during the third quarter of 1998 to a larger office building currently under construction in Blue Springs, Missouri. Management believes that its facilities are adequate for current and foreseeable needs. For additional discussion and information concerning the Company's lease commitments, see "Financial Statements--Note 6 of Notes to the Consolidated Financial Statements."

    The Company owns all significant machinery and equipment used in its manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

                              GRAIN VALLEY MATTER

    During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"), and negotiations are ongoing regarding the extent of remedial or clean up actions and monitoring requirements. MDNR has approved the Company's Closure/Post-Closure plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. The Company submitted a post-closure permit application to MDNR in October 1994. MDNR issued a permit on July 31, 1996. Groundwater and other remediation requirements are set forth in the post-closure permit. The Company has designed and installed a system to begin soil remediation and that system will continue in operation for some time. The Company has established a trust fund to provide financial assurance for the anticipated post-closure costs of approximately $500,000 to be incurred over approximately 30 years. The current market value of assets in this trust exceeds $550,000.

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

    After several unsuccessful settlement attempts, the case proceeded to hearing before an EPA administrative law judge on January 12-14, 1994, on the issue of penalties. Prior to the hearing, the judge found the Company liable for all alleged violations. The Company presented evidence on several penalty reduction theories, including good faith, minor potential for harm to human health and the environment, and minimum economic benefit.

    On December 12, 1994, the administrative law judge issued an Initial Decision in which he assessed penalties against the Company of $586,716. Additionally, the judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unobtainable. On January 9, 1995, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board ("EAB") and on May 1, 1996, the EAB heard oral arguments. The EAB affirmed the penalty of the administrative law judge. On June 6,

                            HARMON INDUSTRIES, INC.

ITEM 3.  LEGAL PROCEEDINGS (CONTINUED)
1997, Harmon filed a complaint in the Federal District Court for the Western District of Missouri seeking judicial review of the EAB's decision.

    A court-ordered mediation session was held on September 11, 1997. Based on the parties' statement of position at the mediation session, the facilitator concluded that the prospects for settlement of this matter were limited.

    Harmon and the defendants filed a joint motion with the court to preliminarily enjoin U.S. EPA from taking any actions to collect on the penalty assessed by the EAB. While U.S. EPA contends that statutory interest on the penalty amount continues to accrue while the preliminary injunction remains in effect, U.S. EPA has agreed that it will not seek any other penalties or fees based on Harmon's non-payment of the penalty assessed by the EAB while the litigation is pending in the District Court.

    The Court has entered an order requiring Harmon to file its motion for summary judgment on February 17, 1998, and briefing on cross-motions for summary judgment will be concluded by mid-April 1998. We are unable to predict when a decision from the district court may issue.

    Special legal counsel has advised the Company that the penalties sought by EPA in this case are inconsistent with the applicable penalty guidelines that were adopted by the EPA in October 1990. Based on the Company's cooperation with MDNR (which has original jurisdiction and, therefore, primary responsibility in the matters complained by the EPA), in voluntarily disclosing the alleged violations, and in promptly undertaking all remedial actions specified to date by the MDNR, the penalties appear to the Company's special legal counsel to be excessive. However, because so few analogous cases have been disposed of by settlement or by administrative or judicial proceedings since the new penalty guidelines were adopted, special legal counsel cannot express an opinion as to the ultimate amount, if any, of the Company's liability. Since the amount of the penalties cannot be reasonably determined at this time, no estimate is included here or in the financial statements.

                                 OTHER MATTERS

    The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management of the Company, after consulting with legal counsel, the liabilities, if any, resulting from these matters are not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                            HARMON INDUSTRIES, INC.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

    At March 9, 1998 the following securities firms were making a dual auction market in the Company's common stock:

    George K. Baum & Company
    Piper Jaffray Companies Inc.
    PaineWebber Inc.
    C.L. King & Associates

    The approximate number of holders of record for the Company's common stock as of March 9, 1998 was 600.

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

                            HARMON INDUSTRIES, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the officers and key employees of the Company. This information should be read in connection with the Company's Proxy Statement.

                                                       PRINCIPAL OCCUPATION FOR THE LAST FIVE
INDIVIDUAL                        OFFICE          AGE                  YEARS
-------------------------  ---------------------  --- ----------------------------------------
Breshears, Ronald G......  VP-Human Resources     51  VP-Human Resources of the Company since
                                                        7/1/81.

Bush, William L..........  VP-Research and        52  VP-Research and Development Engineering
                           Development                  of the Company since 1/1/98. Prior to
                           Engineering                  that, Director-Research and
                                                        Development since 8/8/93. Prior to
                                                        that, Manager, Defense Business Unit
                                                        of Xetron Corporation since 1990.

Daniels, Richard A.......  VP-Transit and         57  VP-Transit and International Systems
                           International Systems        Sales of the Company since 1/1/98.
                           Sales                        Prior to that, VP-Transit since
                                                        2/1/93. Prior to that, Director,
                                                        Transit/ Commuter Systems since 1991.

Foudree, Charles M.......  Executive VP-Finance,  53  Executive VP-Finance of the Company
                           Secretary and                since 9/9/86. Secretary of the Company
                           Treasurer                    since 2/2/82. Treasurer of the Company
                                                        since 2/5/74.

Harmon, Robert E.........  Chairman of the Board  58  Chairman of the Board of the Company
                                                        since 2/4/75. Chief Executive Officer
                                                        of the Company from 8/1/90 through
                                                        12/31/94.

Heggestad, Robert E......  VP-Technology          59  VP-Technology of the Company since
                                                        10/2/86.

John, James R............  VP-Services            49  VP-Services of the Company since 5/1/96.
                                                        Prior to that, President of
                                                        Consolidated Asset Management Company,
                                                        Inc. since 1992.

Johnson, John W..........  VP-Domestic Sales      50  VP-Domestic Sales of the Company since
                                                        2/1/93. Prior to that,
                                                        Director-Product Support since 1992.

Kaiser, Lloyd T..........  Executive VP-Domestic  46  Executive VP-Domestic Sales and Service
                           Sales and Service            of the Company since 1/1/98. Prior to
                                                        that, Executive VP-Systems since
                                                        5/1/96. Prior to that, President of
                                                        Harmon Electronics, Inc. since 1992.

                            HARMON INDUSTRIES, INC.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

                                                       PRINCIPAL OCCUPATION FOR THE LAST FIVE
INDIVIDUAL                        OFFICE          AGE                  YEARS
-------------------------  ---------------------  --- ----------------------------------------
Olsson, Bjorn E..........  President and Chief    52  President and Chief Executive Officer of
                           Executive Officer            the Company since 1/1/95. President of
                                                        the Company since 8/1/90.

Rosewall, Raymond A......  VP-Manufacturing       46  VP-Manufacturing of the Company since
                                                        12/27/95. President of Electro
                                                        Pneumatic Corporation from 12/27/95 to
                                                        4/30/96. Prior to that, Executive VP
                                                        Worldwide Sales and Marketing for QMS,
                                                        Inc. since 1992.

Scheerer, William J......  VP-Applications        50  VP-Applications Engineering of the
                           Engineering                  Company since 1/4/94. Prior to that,
                                                        various positions with CSX
                                                        Transportation, most recently Chief
                                                        Engineer-Train Control.

Schmitz, Stephen L.......  VP-Controller          44  VP-Controller of the Company since
                                                        11/1/83.

Utterback, Jeffery J.....  Assistant VP-Quality   36  Assistant VP-Quality Systems of the
                           Systems                      Company since 1/1/98. Prior to that,
                                                        Director-Quality Assurance since 1993.
                                                        Prior to that, Manager-Product
                                                        Assurance since 1990.

    Although some of the above have employment agreements which provide for twelve months of continued employment on a rolling basis, all of the above serve as officers at the pleasure of the Board of Directors and are appointed for one year terms.

                            HARMON INDUSTRIES, INC.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED) The following is a list of the Board of Directors of the Company:(1)

INDIVIDUAL                                                                          AFFILIATION
---------------------------------------------------------------  -------------------------------------------------
Robert E. Harmon...............................................  Chairman of the Board

Bruce M. Flohr.................................................  Chairman and Chief Executive Officer
                                                                 RailTex, Inc., San Antonio, Texas

Charles M. Foudree.............................................  Executive Vice President-Finance,
                                                                 Treasurer and Secretary

Rodney L. Gray.................................................  Executive Vice President-Finance
                                                                 Enron International, Inc., Houston, Texas

Herbert M. Kohn................................................  Attorney-at-Law, Bryan Cave
                                                                 Kansas City, Missouri

Douglass Wm. List..............................................  Management Consultant
                                                                 Baltimore, Maryland

Gerald E. Myers................................................  Management Consultant
                                                                 Tempe, Arizona

Bjorn E. Olsson................................................  President and Chief Executive Officer

John A. Sprague(2).............................................  Managing Partner
                                                                 Jupiter Partners, LP, New York, New York

Judith C. Whittaker............................................  Vice President, General Counsel/Secretary
                                                                 Hallmark Cards, Inc., Kansas City, Missouri

------------------------

(1) Thomas F. Eagleton and Donald V. Rentz each served as a Director until retirement in May 1997.

(2) John A. Sprague is a newly nominated Director subject to election at the shareholders' meeting on May 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference.

                            HARMON INDUSTRIES, INC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

    The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1997 Annual Report to Shareholders at the following pages:

                                                                                                             PAGE(S)
                                                                                                           -----------
Independent Auditors' Report.............................................................................          41

Consolidated Balance Sheets--December 31, 1997 and 1996..................................................       26-27

Consolidated Statements of Earnings--Years ended December 31, 1997, 1996 and 1995........................          28

Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995............          29

Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995......................          30

Notes to Consolidated Financial Statements...............................................................       31-40

(a)(2)  Financial Statement Schedules

    Selected Financial Data--for the years ended December 31, 1997, 1996 and 1995, are attached hereto at the following pages:

Independent Auditors' Report on Financial Statement Schedule.............................................          23

Schedule VIII--Valuation and Qualifying Accounts.........................................................          24

    All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

(a)(3)  Exhibits:

 EXHIBIT
 NUMBER                                                                                               PAGE(S)
---------                                                                                         ----------------
3(ii)      Amended Bylaws.......................................................................  25 through 35

11         Computation of Per Share Earnings....................................................         36

13         1997 Annual Report to Shareholders...................................................  37 through 82

21         Listing of Subsidiaries..............................................................         83

27         Financial Data Schedule..............................................................         84

99-1       Forward Looking Information..........................................................  Incorporated by
                                                                                                  reference to
                                                                                                  page 40 of
                                                                                                  Exhibit 13

N/A        Notice of Annual Meeting and Proxy Statement dated April 1, 1998.....................  85 through 104

(b)  Reports on Form 8-K:

    There were no reports on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HARMON INDUSTRIES, INC.

Date:  March 27, 1998           By:             /s/ BJORN E. OLSSON
                                     -----------------------------------------
                                                  Bjorn E. Olsson
                                                     PRESIDENT

Date:  March 27, 1998           By:            /s/ CHARLES M. FOUDREE
                                     -----------------------------------------
                                                 Charles M. Foudree
                                          EXECUTIVE VICE PRESIDENT-FINANCE

Date:  March 27, 1998           By:            /s/ STEPHEN L. SCHMITZ
                                     -----------------------------------------
                                                 Stephen L. Schmitz
                                             VICE PRESIDENT-CONTROLLER

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:

  By:              /s/ BRUCE M. FLOHR              Date:  March 27, 1998
       ------------------------------------------
                     Bruce M. Flohr
                        DIRECTOR

  By:            /s/ CHARLES M. FOUDREE            Date:  March 27, 1998
       ------------------------------------------
                   Charles M. Foudree
                        DIRECTOR

  By:              /s/ RODNEY L. GRAY              Date:  March 27, 1998
       ------------------------------------------
                     Rodney L. Gray
                        DIRECTOR

  By:             /s/ ROBERT E. HARMON             Date:  March 27, 1998
       ------------------------------------------
                    Robert E. Harmon
                        DIRECTOR

  By:             /s/ HERBERT M. KOHN              Date:  March 27, 1998
       ------------------------------------------
                    Herbert M. Kohn
                        DIRECTOR

  By:            /s/ DOUGLASS WM. LIST             Date:  March 27, 1998
       ------------------------------------------
                   Douglass Wm. List
                        DIRECTOR

  By:             /s/ GERALD E. MYERS              Date:  March 27, 1998
       ------------------------------------------
                    Gerald E. Myers
                        DIRECTOR

  By:             /s/ BJORN E. OLSSON              Date:  March 27, 1998
       ------------------------------------------
                    Bjorn E. Olsson
                        DIRECTOR

  By:           /s/ JUDITH C. WHITTAKER            Date:  March 27, 1998
       ------------------------------------------
                  Judith C. Whittaker
                        DIRECTOR

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Harmon Industries, Inc.:

    Under date of February 10, 1998, we reported on the consolidated balance sheets of Harmon Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG PEAT MARWICK LLP
Kansas City, Missouri
February 10, 1998

                                                                   SCHEDULE VIII

                    HARMON INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

                                                                                 CHARGED TO
                                                                     BEGINNING    COSTS AND    RECOVERIES     ENDING
DESCRIPTION                                                           BALANCE     EXPENSES    (DEDUCTIONS)    BALANCE
------------------------------------------------------------------  -----------  -----------  -------------  ---------
Year ended December 31, 1995:
  Allowance for doubtful trade accounts receivable................   $     360    $  --         $       2    $     362

Year ended December 31, 1996:
  Allowance for doubtful trade accounts receivable................   $     362    $      32     $     (87)   $     307

  Warranty reserve................................................   $  --        $   2,988     $  --        $   2,988

Year ended December 31, 1997:
  Allowance for doubtful trade accounts receivable................   $     307    $      18     $      (7)   $     318

  Warranty reserve................................................   $   2,988    $      70     $    (335)   $   2,723