Form 10-Q
period 1998-03-31
HARMON INDUSTRIES INC
filed 1998-05-11
CIK 45635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended: March 31, 1998   Commission File Number: 0-7916
                                --------------                           ------


                             HARMON INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                  MISSOURI                          44-0657800
                  --------                          ----------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


1300 Jefferson Court, Blue Springs, Missouri              64015
--------------------------------------------              -----
  (Address of principal executive offices)              (Zip Code)


                                  816-229-3345
                                  ------------
              (Registrant's telephone number, including area code)


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

Number of shares of Registrant's common stock outstanding as of March 31, 1998: 10,521,152

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at March 31, 1998 and December 31, 1997 as well as the results of its operations for the interim periods ended March 31, 1998 and March 31, 1997. The Consolidated Balance Sheet as of December 31, 1997 is derived from the audited Consolidated Balance Sheet as of that date.

                            HARMON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                 AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    Three months ended March 31,
                                    ----------------------------
                                          1998        1997
                                        --------    --------
Net sales                               $ 60,558    $ 35,988
Cost of sales                             46,014      26,196
Research and development expenditures      2,107       1,602
                                        --------    --------
  Gross profit                            12,437       8,190

Selling, general and
  administrative expenses                  7,540       5,847
Amortization of cost in
  excess of fair value of
  net assets acquired                        217         160
Miscellaneous (income) expense-net            10         (23)
                                        --------    --------
  Operating income                         4,670       2,206

Interest expense                            (304)       (124)
Investment income                             36         138
                                        --------    --------

  Earnings before income taxes             4,402       2,220

Income tax expense                         1,590         772
                                        --------    --------

Net earnings                            $  2,812    $  1,448
                                        --------    --------
                                        --------    --------


Net earnings per common share:
   Basic                                $   0.27    $   0.14
   Diluted                              $   0.27    $   0.14

Shares used for computation:
   Basic                                  10,481      10,253
   Diluted                                10,608      10,304


                            HARMON INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            IN THOUSANDS OF DOLLARS

                                                            MARCH 31,
                                                              1998      DECEMBER 31,
                                                           (UNAUDITED)     1997
                                                           -----------  ------------
ASSETS
Current assets:

  Cash and cash equivalents                                 $  1,531    $   6,748
  Trade receivables, less allowance for doubtful accounts
    of $314 in 1998 and $318 in 1997                          47,117       45,001
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                      4,704        2,850
  Inventories:
    Work in process                                            7,108        6,171
    Raw materials and supplies                                34,377       32,894
                                                            --------    ---------
                                                              41,485       39,065


  Deferred tax asset                                           2,215        2,215
  Prepaid expenses and other current assets                    1,546          473
                                                            --------    ---------
        Total current assets                                  98,598       96,352
                                                            --------    ---------

Property, plant and equipment, at cost:

  Land                                                           465          465
  Buildings                                                   11,644       11,363
  Machinery and equipment                                     17,465       16,319
  Office furniture and equipment                              21,406       20,671
  Transportation equipment                                     1,462        1,393
  Leasehold improvements                                       3,435        3,120
                                                            --------    ---------
                                                              55,877       53,331
  Less accumulated depreciation and amortization              30,890       29,302
                                                            --------    ---------
        Net property, plant and equipment                     24,987       24,029

Deferred tax asset                                               414          414
Cost in excess of fair value of net assets acquired,
  net of accumulated amortization of
  $3,397 in 1998 and $3,180 in 1997                            9,707        8,766
Deferred compensation asset                                    6,532        5,807
Other assets                                                     730          401
                                                            --------    ---------
                                                            $140,968    $ 135,769
                                                            --------    ---------
                                                            --------    ---------


                                                          MARCH 31,
                                                            1998      DECEMBER 31,
                                                         (UNAUDITED)     1997
                                                         -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current debt installments                              $   1,260    $   1,162
  Accounts payable                                          18,427       21,554
  Accrued payroll, bonus and employee benefit plan
    contributions                                            7,903       11,893
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                 6,122        5,677
  Federal and state income taxes payable                     1,942          566
  Other accrued liabilities                                  4,590        5,177
                                                          --------    ---------
  Total current liabilities                                 40,244       46,029
                                                          --------    ---------

Deferred compensation liability                              4,933        4,522
Long-term debt                                              21,873       15,456
                                                          --------    ---------
  Total liabilities                                         67,050       66,007

Stockholders' equity
  Common stock of $.25 par value; authorized
    20,000,000 shares, issued 10,521,152 in 1998
    and 10,437,369 in 1997                                   2,630        2,609
  Additional paid-in capital                                25,688       24,514
  Foreign currency translation                                 253          104
  Unearned compensation                                       (224)        (224)
  Retained earnings                                         45,571       42,759
                                                          --------    ---------
  Total stockholders' equity                                73,918       69,762
                                                          --------    ---------
                                                          $140,968    $ 135,769
                                                          --------    ---------
                                                          --------    ---------

                         HARMON INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                         IN THOUSANDS OF DOLLARS
                              (UNAUDITED)

                                                           MARCH 31,   MARCH 31,
                                                             1998        1997
                                                           -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $ 2,812    $  1,448
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                             1,765       1,326
    (Gain) loss on sale of property, plant and equipment        --          (55)
Changes in assets and liabilities:
    Trade receivables                                          (548)     15,315
    Inventories                                              (2,173)     (4,729)
    Estimated costs, earnings and billings on contracts      (1,398)     (1,582)
    Income tax receivable                                        --        (713)
    Prepaid expenses                                         (1,085)      1,064
    Accounts payable                                         (2,971)     (5,805)
    Accrued payroll and benefits                             (4,347)     (5,123)
    Current income taxes                                      1,166        (492)
    Other liabilities                                        (1,397)     (1,645)
    Other deferred liabilities                                  411          65
                                                           --------   ---------
      Total adjustments                                     (10,577)     (2,374)
                                                           --------   ---------
        Net cash used in operating activities                (7,765)       (926)
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (2,437)     (1,562)
Deferred compensation contributions                            (725)       (241)
Other investing activities                                     (290)         14
                                                           --------   ---------
        Net cash used in investing activities                (3,452)     (1,789)
                                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                           37         171
Proceeds from issuance of long-term debt                         --      15,000
Borrowings under line of credit agreements                   21,683       2,519
Repayments under line of credit agreements                  (15,595)     (5,369)
Principal payments of long-term debt                           (186)       (277)
                                                           --------   ---------
        Net cash provided by financing activities             5,939      12,044
                                                           --------   ---------
Foreign currency translation adjustment                          61        (107)
                                                           --------   ---------
Net increase (decrease) in cash and cash equivalents         (5,217)      9,222
                                                           --------   ---------
Cash and cash equivalents at beginning of period              6,748          --
                                                           --------   ---------
Cash and cash equivalents at end of period                  $ 1,531    $  9,222
                                                           --------   ---------
                                                           --------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                $   522    $     92
    Income taxes                                            $   743    $  1,973


                            HARMON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            IN THOUSANDS OF DOLLARS
                                 (UNAUDITED)

                                        Additional   Foreign                                Total
                                Common   Paid-in     Currency     Unearned     Retained  Stockholders'  Comprehensive
                                Stock    Capital    Translation  Compensation  Earnings     Equity         Income
                                ------  ----------  -----------  ------------  --------  -------------  -------------
Balance at December 31, 1996    $2,561   $22,340       $203            --       $32,835     $57,939
                                ------  ----------  -----------  ------------  --------  -------------
  Net earnings                                                                    1,447       1,447         $1,447
  Common stock issued:
    Stock options and other         12       159                                                171
  Foreign currency translation                         (107)                                   (107)          (107)
                                                                                                         ---------
  Comprehensive income                                                                                      $1,340
                                                                                                         ---------
                                ------  ----------  -----------  ------------  --------  -------------   ---------
Balance at March 31, 1997        2,573    22,499         96            --        34,282       59,450
                                ------  ----------  -----------  ------------  --------  -------------
  Net earnings                                                                    2,987        2,987        $2,987
  Cash dividends paid                                                              (515)        (515)
  Common stock issued:
    Stock options and other          5       239                                                 244
  Foreign currency translation                           58                                       58            58
                                                                                                         ---------
  Comprehensive income                                                                                      $3,045
                                                                                                         ---------
                                ------  ----------  -----------  ------------  --------  -------------   ---------
Balance at June 30, 1997         2,578    22,738        154            --        36,754       62,224
                                ------  ----------  -----------  ------------  --------  -------------
  Net earnings                                                                    2,639        2,639        $2,639
  Common stock issued:
    Deferred compensation            5       267                     (163)                       109
    Stock options and other          1        31                                                  32
  Foreign currency translation                         (122)                                    (122)         (122)
                                                                                                         ---------
  Comprehensive income                                                                                      $2,517
                                                                                                         ---------
                                ------  ----------  -----------  ------------  --------  -------------   ---------
Balance at September 30, 1997    2,584    23,036         32          (163)       39,393       64,882
                                ------  ----------  -----------  ------------  --------  -------------
  Net earnings                                                                    3,888        3,888        $3,888
  Cash dividends paid                                                              (522)        (522)
  Common stock issued:
    Acquisition of businesses       23     1,337                                               1,360
    Deferred compensation            1        88                      (61)                        28
    Stock options and other          1        53                                                  54
  Foreign currency translation                           72                                       72            72
                                                                                                         ---------
  Comprehensive income                                                                                      $3,960
                                                                                                         ---------
                                ------  ----------  -----------  ------------  --------  -------------   ---------
Balance at December 31, 1997     2,609    24,514        104          (224)       42,759       69,762
                                ------  ----------  -----------  ------------  --------  -------------
  Net earnings                                                                    2,812        2,812        $2,812
  Common stock issued:
    Acquisition of business         20     1,138                                               1,158
    Stock options and other          1        36                                                  37
  Foreign currency translation                          149                                      149           149
                                                                                                         ---------
  Comprehensive income                                                                                      $2,961
                                ------  ----------  -----------  ------------  --------  -------------   ---------
Balance at March 31, 1998       $2,630   $25,688       $253         ($224)      $45,571      $73,918
                                ------  ----------  -----------  ------------  --------  -------------
                                ------  ----------  -----------  ------------  --------  -------------


                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 were $60.6 million, an increase of $24.6 million, or 68.3%, from the first quarter of 1997. The increase in net sales is the result of continued strong demand for the Company's goods and services and substantial shipments on two large projects; one in the freight market and one in the transit market.

Gross profit for the quarter ended March 31 increased by 51.9% to $12.4 million in 1998 from $8.2 million in 1997. This increase in gross profit in the result of the sales increase previously discussed. Gross profit margin for the first quarter of 1998 decreased to 20.5% from 22.8% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass- through sales. Research and development expenditures (R&D) for the quarter ended March 31, 1998 increased to $2.1 million from $1.6 million in the same quarter one year ago. As a result of the increase in net sales, R&D as a percent of net sales decreased from 4.5% in the first quarter of 1997 to 3.5% in the first quarter of 1998.

Selling, general and administrative expenses (SG&A) were $7.5 million during the first quarter of 1998 compared with $5.8 million during the prior year quarter. Much of the increase in SG&A was represented by labor and benefit expenses resulting from an increase in full-time employees from the first quarter of 1997 to the first quarter of 1998 of approximately 25%. SG&A as a percent of net sales decreased from 16.2% during the quarter ended March 31, 1997 to 12.5% during the quarter ended March 31, 1998. The decrease in SG&A as a percent of net sales for the first quarter of 1998 compared with the prior year quarter resulted from net sales increasing at a rate which exceeded the rate of increase in SG&A.

Amortization expense increased to $217 thousand in the first quarter of 1998 from $160 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended March 31, 1998.

Interest expense for the quarter ended March 31, 1998 increased to $304 thousand from $124 thousand for the prior year quarter. This increase is the result of higher borrowings in support of increased working capital in 1998 versus 1997. Additionally, the Company completed a $15 million private debt placement during the first quarter of 1997 on which interest expense was incurred for the entire first quarter of 1998 and only a portion of the first quarter of 1997. Investment income decreased from $138 thousand during the first quarter of 1997 to $36 thousand during the first quarter of 1998. This decrease is the result of lower cash balances available for investment during the 1998 quarter compared to the 1997 quarter. Cash balances available for investment were substantially higher during the 1997 quarter as a result of the private placement discussed above.

For the quarter ended March 31, 1998, the effective tax rate increased to 36.1% from 34.8% for the comparable period of 1997. This increase is due to the use of United Kingdom tax loss carryforwards during the 1997 period.

Orders for the Company's products and services during the quarter ended March 31, 1998 increased to $77.5 million from $46.6 million during the 1997 quarter. The Company's order backlog increased to $89.4 million at March 31, 1998, up from $74.5 million at December 31, 1997 and $70.2 million one year ago.

On January 29, 1998 the Company acquired the stock of a railroad industry maintenance and installation services provider. This acquisition was made with the issuance of 80,820 shares of unregistered common stock valued at $14.33 per share. This acquisition has been accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $1,158,000.

At the end of the first quarter of 1998, the Company had $25.6 million in liquidity. This consisted of $1.5 million in cash and cash equivalents plus $24.1 million available under bank lines of credit. The current ratio at March 31, 1998 was 2.45 to 1 compared to 2.09 to 1 at December 31, 1997 and
2.77 to 1 at March 31, 1997. The increase in the current ratio from December 31, 1997 to March 31, 1998 is the result of increases in inventory and accounts receivable related to the increase in sales and decreases in accounts payable and accrued payroll and benefits from year-end levels. Cash used in operating activities for the quarter ended March 31, 1998 was $7.8 million compared to $0.9 million for the same quarter one year ago. The principal reason for this increase was a decrease in trade accounts payable and accrued payroll and benefits from December 31, 1997.

For the quarter ended March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The adjustment to stockholders' equity as a result of the cumulative foreign currency translation adjustment is included in comprehensive income as presented in the Consolidated Statements of Stockholders' Equity.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES


The Registrant's common stock was split on a three-for-two basis during the quarter ended March 31, 1998. The split was effective February 27, 1998 for shareholders of record February 13, 1998 and increased the common shares outstanding from approximately 7.0 million to approximately 10.5 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit
     Number     Exhibit                                   Page
    -------     ------------------------                  ----
      11        Computation of per share earnings          11





(b) Reports on Form 8-K:

     There were no reports on Form 8-K for the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARMON INDUSTRIES, INC.



Date: May 11, 1998                          /s/Bjorn E. Olsson
                                            ------------------
                                            Bjorn E. Olsson,
                                            President and Chief
                                             Executive Officer


Date: May 11, 1998                          /s/Charles M. Foudree
                                            ---------------------
                                            Charles M. Foudree,
                                            Executive Vice
                                             President-Finance


Date: May 11, 1998                          /s/Stephen L. Schmitz
                                            ---------------------
                                            Stephen L. Schmitz,
                                            Vice President-Controller


                                        10