Form 10-Q
period 1998-06-30
HARMON INDUSTRIES INC
filed 1998-08-06
CIK 45635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended: June 30, 1998   Commission File Number: 0-7916
                                -------------                           ------


                             HARMON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  Missouri                                   44-0657800
                  --------                                   ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

1300 Jefferson Court, Blue Springs, Missouri                    64015
--------------------------------------------                    -----
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

Number of shares of Registrant's common stock outstanding as of June 30, 1998:
10,542,206
----------

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at June 30, 1998 and December 31, 1997 as well as the results of its operations for the interim periods ended June 30, 1998 and June 30, 1997. The Consolidated Balance Sheet as of December 31, 1997 is derived from the audited Consolidated Balance Sheet as of that date.

                             HARMON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR PERIODS ENDED JUNE 30, 1998 AND 1997
                  AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             Three months ended June 30,             Six months ended June 30,
                                           ---------------------------------      -------------------------------
                                                 1998               1997                1998               1997
                                           -------------       -------------      ---------------       ---------
Net sales                                      $ 73,705           $ 47,621           $ 134,263           $ 83,609
Cost of sales                                    55,324             33,607             101,338             59,803
Research and development expenditures             2,376              1,809               4,483              3,411
                                               --------           --------           ---------           --------
  Gross profit                                   16,005             12,205              28,442             20,395

Selling, general and
  administrative expenses                         8,426              6,687              15,967             12,535
Amortization of cost in
  excess of fair value of
  net assets acquired                               217                166                 434                326
Equity in net loss of affiliate                      --                330                  --                330
Miscellaneous (income) expense-net                  (27)               (49)                (18)               (72)
                                               --------           --------           ---------           --------
  Operating income                                7,389              5,071              12,059              7,276

Interest expense                                   (352)              (428)               (656)              (551)
Investment income                                    75                176                 111                313
                                               --------           --------           ---------           --------

  Earnings before income taxes                    7,112              4,819              11,514              7,038

Income tax expense                                2,510              1,832               4,100              2,604
                                               --------           --------           ---------           --------

Net earnings                                   $  4,602           $  2,987           $   7,414           $  4,434
                                               --------           --------           ---------           --------
                                               --------           --------           ---------           --------


Net earnings per common share:
   Basic                                       $   0.44           $   0.29           $    0.71           $   0.43
   Diluted                                     $   0.43           $   0.29           $    0.70           $   0.43

Shares used for computation:
   Basic                                         10,524             10,301              10,503             10,277
   Diluted                                       10,685             10,335              10,647             10,320

                                       3

                             HARMON INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             IN THOUSANDS OF DOLLARS



                                                                                   JUNE 30,
                                                                                      1998               DECEMBER 31,
                                                                                   (UNAUDITED)               1997
                                                                               --------------------   -------------------
ASSETS
Current assets:
          Cash and cash equivalents                                                         $4,247                $6,748
          Trade receivables, less allowance for doubtful accounts
               of $313 in 1998 and $318 in 1997                                             44,894                45,001
          Costs and estimated earnings in excess of billings on
               uncompleted contracts                                                         6,284                 2,850
          Inventories:
               Work in process                                                               5,761                 6,171
               Raw materials and supplies                                                   35,091                32,894
                                                                               --------------------   -------------------
                                                                                            40,852                39,065


          Deferred tax asset                                                                 2,215                 2,215
          Prepaid expenses and other current assets                                          1,341                   473
                                                                               --------------------   -------------------
                         Total current assets                                               99,833                96,352
                                                                               --------------------   -------------------

Property, plant and equipment, at cost:
          Land                                                                                 465                   465
          Buildings                                                                         11,992                11,363
          Machinery and equipment                                                           18,032                16,319
          Office furniture and equipment                                                    22,111                20,671
          Transportation equipment                                                           1,459                 1,393
          Leasehold improvements                                                             3,512                 3,120
                                                                               --------------------   -------------------
                                                                                            57,571                53,331
          Less accumulated depreciation and amortization                                    32,339                29,302
                                                                               --------------------   -------------------
                    Net property, plant and equipment                                       25,232                24,029

Deferred tax asset                                                                             414                   414
Cost in excess of fair value of net assets acquired,
          net of accumulated amortization of
          $3,614 in 1998 and $3,180 in 1997                                                  9,490                 8,766
Deferred compensation asset                                                                  6,776                 5,807
Other assets                                                                                 1,230                   401
                                                                               --------------------   -------------------
                                                                                          $142,975              $135,769
                                                                               --------------------   -------------------
                                                                               --------------------   -------------------


                                                                               JUNE 30,
                                                                                 1998               DECEMBER 31,
                                                                              (UNAUDITED)               1997
                                                                          --------------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Current debt installments                                                      $595                $1,162
          Accounts payable                                                             17,833                21,554
          Accrued payroll, bonus and employee benefit plan
               contributions                                                            9,875                11,893
          Billings in excess of costs and estimated earnings
               on uncompleted contracts                                                 8,513                 5,677
          Federal and state income taxes payable                                        2,444                   566
          Other accrued liabilities                                                     4,971                 5,177
                                                                          --------------------    ------------------
                         Total current liabilities                                     44,231                46,029
                                                                          --------------------    ------------------

Deferred compensation liability                                                         5,279                 4,522
Long-term debt                                                                         15,337                15,456
                                                                          --------------------    ------------------
                         Total liabilities                                             64,847                66,007

Stockholders' equity
          Common stock of $.25 par value; authorized
               50,000,000 shares, issued 10,542,206 in 1998
               and 10,437,369 in 1997                                                   2,635                 2,609
          Additional paid-in capital                                                   25,986                24,514
          Foreign currency translation                                                    138                   104
          Unearned compensation                                                          (224)                 (224)
          Retained earnings                                                            49,593                42,759
                                                                          --------------------    ------------------
                         Total stockholders' equity                                    78,128                69,762
                                                                          --------------------    ------------------
                                                                                     $142,975              $135,769
                                                                          --------------------    ------------------
                                                                          --------------------    ------------------

                             HARMON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)

                                                                                      JUNE 30,           JUNE 30,
                                                                                        1998               1997
                                                                                  ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                          $  7,414         $  4,434
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
            Depreciation and amortization                                                3,642            2,643
            Equity in net loss of affiliate                                                 --              330
            (Gain) loss on sale of property, plant and equipment                             8              (11)
Changes in assets and liabilities:
            Trade receivables                                                              714           11,514
            Inventories                                                                 (1,786)          (6,382)
            Estimated costs, earnings and billings on contracts                           (598)          (3,171)
            Prepaid expenses                                                              (865)           1,653
            Accounts payable                                                            (3,721)          (5,817)
            Accrued payroll and benefits                                                (2,018)          (4,316)
            Current income taxes                                                         1,877               (3)
            Other accrued liabilities                                                     (206)            (726)
            Deferred compensation liability                                                757              161
                                                                                      --------         --------
                 Total adjustments                                                      (2,196)          (4,125)
                                                                                      --------         --------
                       Net cash provided by operating activities                         5,218              309
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                    (4,409)          (4,482)
Proceeds from sale of property, plant and equipment                                          4               15
Deferred compensation contributions                                                       (969)            (394)
Acquisition of business                                                                     --             (167)
Other investing activities                                                                (837)              14
                                                                                      --------         --------
                       Net cash used in investing activities                            (6,211)          (5,014)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                     333              416
Proceeds from issuance of long-term debt                                                    --           15,000
Borrowings under line of credit agreements                                              43,906           12,905
Repayments under line of credit agreements                                             (43,906)         (15,250)
Principal payments of long-term debt                                                    (1,297)            (550)
Cash dividends paid                                                                       (580)            (515)
                                                                                      --------         --------
                       Net cash (used in) provided by financing activities              (1,544)          12,006
                                                                                      --------         --------

                                                                                      --------         --------
Foreign currency translation adjustment                                                     36              (49)
                                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                                    (2,501)           7,252
                                                                                      --------         --------
Cash and cash equivalents at beginning of period                                         6,748               --
                                                                                      --------         --------
Cash and cash equivalents at end of period                                            $  4,247         $  7,252
                                                                                      --------         --------
                                                                                      --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest                                                                  $    716         $    118
            Income taxes                                                              $  4,335         $  2,650
Acquisition of business financed by issuance of common stock                          $  1,158               --

                                       5

                             HARMON INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)


                                                   Additional       Foreign                                 Total
                                       Common        Paid-in       Currency     Unearned      Retained   Stockholders' Comprehensive
                                        Stock        Capital      Translation   Compensation   Earnings     Equity        Income
                                      -----------------------------------------------------------------------------------  ---------
Balance at December 31, 1996               $2,561       $22,340        $203             --        $32,835        $57,939
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 1,447          1,447     $1,447
       Common stock issued:
            Stock options and other            12           159                                                      171
       Foreign currency translation                                    (107)                                        (107)      (107)
                                                                                                                           ---------
       Comprehensive income                                                                                                  $1,340
                                      -----------------------------------------------------------------------------------  =========
Balance at March 31, 1997                   2,573        22,499          96             --         34,282         59,450
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 2,987          2,987     $2,987
       Cash dividends paid                                                                           (515)          (515)
       Common stock issued:
            Stock options and other             5           239                                                      244
       Foreign currency translation                                      58                                           58         58
                                                                                                                           ---------
       Comprehensive income                                                                                                  $3,045
                                      -----------------------------------------------------------------------------------  =========
Balance at June 30, 1997                    2,578        22,738         154             --         36,754         62,224
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 2,639          2,639     $2,639
       Common stock issued:
            Deferred compensation               5           267                       (163)                          109
            Stock options and other             1            31                                                       32
       Foreign currency translation                                    (122)                                        (122)      (122)
                                                                                                                           ---------
       Comprehensive income                                                                                                  $2,517
                                      -----------------------------------------------------------------------------------  =========
Balance at September 30, 1997               2,584        23,036          32           (163)        39,393         64,882
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 3,888          3,888     $3,888
       Cash dividends paid                                                                           (522)          (522)
       Common stock issued:
            Acquisition of businesses          23         1,337                                                    1,360
            Deferred compensation               1            88                        (61)                           28
            Stock options and other             1            53                                                       54
       Foreign currency translation                                      72                                           72         72
                                                                                                                           ---------
       Comprehensive income                                                                                                  $3,960
                                      -----------------------------------------------------------------------------------  =========
Balance at December 31, 1997                2,609        24,514         104           (224)        42,759         69,762
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 2,812          2,812     $2,812
       Common stock issued:
            Acquisition of businesses          20         1,138                                                    1,158
            Stock options and other             1            36                                                       37
       Foreign currency translation                                     149                                          149        149
                                                                                                                           ---------
       Comprehensive income                                                                                                  $2,961
                                      -----------------------------------------------------------------------------------  =========
Balance at March 31, 1998                  $2,630       $25,688        $253          ($224)       $45,571        $73,918
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------
       Net earnings                                                                                 4,602          4,602     $4,602
       Cash dividends paid                                                                           (580)          (580)
       Common stock issued:
            Deferred compensation                             7                                                        7
            Stock options and other             5           291                                                      296
       Foreign currency translation                                    (115)                                        (115)      (115)
                                                                                                                           ---------
       Comprehensive income                                                                                                  $4,487
                                      -----------------------------------------------------------------------------------  =========
Balance at June 30, 1998                   $2,635       $25,986        $138          ($224)       $49,593        $78,128
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------

                                       6

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1998

Net sales for the quarter were $73.7 million, an increase of $26.1 million, or 54.8%, from the second quarter of 1997. The increase in net sales is the result of continued strong demand for the Company's goods and services and substantial shipments on two large projects; one in the freight market and one in the transit market.

Gross profit for the quarter increased by 31.1% to $16.0 million in 1998 from $12.2 million in 1997. This increase in gross profit is the result of the sales increase previously discussed. Gross profit margin for the quarter decreased to 21.7% from 25.6% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. Research and development expenditures (R&D) for the quarter increased to $2.4 million from $1.8 million in the same quarter one year ago. As a result of the increase in net sales, R&D as a percent of net sales decreased from 3.8% in the second quarter of 1997 to 3.2% in the second quarter of 1998.

Selling, general and administrative expenses (SG&A) were $8.4 million during the quarter in 1998 compared with $6.7 million during the prior year quarter. Much of the increase in SG&A was represented by labor and benefit expenses resulting from an increase in full-time employees from the second quarter of 1997 to the second quarter of 1998 of approximately 13%. SG&A as a percent of net sales decreased from 14.0% during the 1997 quarter to 11.4% during the 1998 quarter.

Amortization expense increased to $217 thousand from $166 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended June 30, 1998.

Net interest expense (interest expense less investment income) for the quarter increased to $277 thousand from $252 thousand for the prior year quarter as a result of higher borrowings in support of increased working capital.

The effective tax rate for the quarter decreased to 35.3% in 1998 from 38.0% in 1997. This decrease is due to a reduced effective income tax rate in Missouri resulting from the receipt of tax refunds arising under recent legislation and increased tax benefits from the Company's foreign sales corporation as a result of a larger percentage of foreign sales in the 1998 period compared with the 1997 period.

Net income increased 54.1% to $4.6 million from $3.0 million in the prior year quarter. Diluted earnings per common share increased 48.3% to $0.43 from $0.29.

Orders for the Company's products and services during the quarter ended June 30, 1998 increased to $62.8 million from $57.5 million during the 1997 quarter. The Company's order backlog was $77.0 million at June 30, 1998, compared with $74.5 million at December 31, 1997 and $78.4 million one year ago.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998

Net sales for the six months ended June 30, 1998 were $134.3 million, an increase of $50.7 million, or 60.6%, from the same period in 1997. As discussed above, this increase is the result of continued strong demand for the Company's goods and services and substantial shipments on two large projects.

Gross profit for the six month period increased by 39.5% to $28.4 million in 1998 from $20.4 million in 1997. This increase in gross profit is the result of the sales increase previously discussed. Gross profit margin for the period decreased to 21.2% from 24.4% in the prior year period. As discussed above, this decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. R&D for the period increased to $4.5 million from $3.4 million in the same period one year ago. As a result of the increase in net sales, R&D as a percent of net sales decreased from 4.1% in the six months ended June 30, 1997 to 3.3% in the same period of 1998.

SG&A increased to $16.0 million during the 1998 period from $12.5 million during the prior year period. Much of the increase in SG&A was represented by labor and benefit expenses resulting from an increase in full-time employees from the first half of 1997 to the first half of 1998. SG&A as a percent of net sales decreased from 15.0% during the 1997 period to 11.9% during the 1998 period.

Amortization expense increased to $434 thousand from $326 thousand in the same period one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended June 30, 1998.

As a result of higher borrowings to support increased working capital, interest expense for the first six months of 1998 increased to $656 thousand from $551 thousand for the prior year period. Investment income decreased from $313 thousand during the 1997 period to $111 thousand during the 1998 period. This decrease is the result of lower cash balances available for investment during the 1998 period compared to the 1997 period during which a $15 million private placement of debt was completed. A substantial portion of the proceeds of the private placement were invested during the first half of 1997 prior to being utilized to finance working capital and capital expenditures later in the year.

The effective tax rate for the six months ended June 30, 1998 decreased to 35.6% from 37.0% for the comparable period of 1997. As discussed above, this decrease is due to a reduced effective income tax rate in Missouri resulting from the receipt of tax refunds arising under recent legislation and increased tax benefits from the Company's foreign sales corporation as a result of a larger percentage of foreign sales in the 1998 period compared with the 1997 period.

Net income increased 67.2% to $7.4 million from $4.4 million in the prior year period. Diluted earnings per common share increased 62.8% to $0.70 from $0.43.

FINANCIAL CONDITION AT JUNE 30, 1998

At June 30, 1998, the Company had $34.4 million in liquidity. This consisted of $4.2 million in cash and cash equivalents plus $30.2 million available under bank lines of credit. The current ratio at June 30, 1998 was 2.26 to 1 compared to 2.09 to 1 at December 31, 1997 and 2.60 to 1 at June 30, 1997. The increase in the current ratio from December 31, 1997 to June 30, 1998 is the result of decreases in accounts payable and accrued payroll and benefits from year-end levels. Cash provided by operating activities for the six months ended June 30, 1998 was $5.2 million compared to $0.3 million for the same period one year ago. The principal reasons for this increase were increased earnings during the 1998 period, smaller inventory growth during the 1998 period and smaller reductions in accounts payable and accrued payroll and benefits during the 1998 period compared with 1997.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The adjustment to stockholders' equity as a result of the cumulative foreign currency translation adjustment is included in comprehensive income as presented in the Consolidated Statements of Stockholders' Equity.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         Exhibit
         Number     Exhibit                                                       Page(s)
         -------    -------------------------------------------------------       -------

          3 (i)     Restated Articles of Incorporation of the Company dated        11-13
                    May 19, 1998
          3 (ii)    Amendment to the Bylaws of the Company, effective May           14
                    12, 1998
            11      Computation of per share earnings                               15
            27      Financial Data Schedule                                         16


(b)   Reports on Form 8-K:

     There were no reports on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARMON INDUSTRIES, INC.





Date: August 4, 1998                  /s/Bjorn E. Olsson
                                      ------------------
                                      Bjorn E. Olsson,
                                      President and Chief Executive Officer


Date: August 4, 1998                  /s/Charles M. Foudree
                                      ---------------------
                                      Charles M. Foudree,
                                      Executive Vice President-Finance


Date: August 4, 1998                  /s/Stephen L. Schmitz
                                      ---------------------
                                      Stephen L. Schmitz,
                                      Vice President-Controller