Form 10-Q
period 1998-09-30
HARMON INDUSTRIES INC
filed 1998-11-13
CIK 45635

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q


                  Quarterly Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934



For the quarterly period  ended: September 30, 1998
                                 ------------------

Commission File Number:                 0-7916
                                         ------

                               HARMON INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


                    Missouri                              44-0657800
                    --------                             ------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

 1600 NE Coronado Drive, Blue Springs, Missouri              64014
-----------------------------------------------              -----
    (Address of principal executive offices)              (Zip Code)

                                    816-229-3345
                                   -------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----      ----
Number of shares of Registrant's common stock outstanding as of
September 30, 1998: 10,553,274
                    ----------

                          PART I.   FINANCIAL INFORMATION
                          -------------------------------

ITEM 1. FINANCIAL STATEMENTS

The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at September 30, 1998 and December 31, 1997 as well as the results of its operations for the interim periods ended September 30, 1998 and September 30, 1997. The Consolidated Balance Sheet as of December 31, 1997 is derived from the audited Consolidated Balance Sheet as of that date.

                             HARMON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                  AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------     -----------------------------------
                                                       1998               1997              1998                 1997
                                                ---------------      ------------      -------------      -------------

Net sales                                           $57,754              $56,125           $192,017           $139,734
Cost of sales                                        43,749               41,512            145,087            101,316
Research and development expenditures                 2,103                1,758              6,586              5,168
                                                ------------         -----------        -----------       ------------
  Gross profit                                       11,902               12,855             40,344             33,250

Selling, general and
  administrative expenses                             7,783                8,228             23,750             20,763
Amortization of cost in
  excess of fair value of
  net assets acquired                                   234                  178                668                505
Equity in net loss of affiliate                          --                   --                 --                330
Miscellaneous (income) expense-net                     (188)                  (4)              (206)               (76)
                                                ------------         ------------      -------------      -------------
  Operating income                                    4,073                4,453             16,132             11,728

Interest expense                                       (304)                (333)              (961)              (884)
Investment income                                        98                   67                209                381
                                                ------------         ------------      -------------      -------------

  Earnings before income taxes                        3,867                4,187             15,380             11,225

Income tax expense                                    1,399                1,548              5,498              4,152
                                                ------------        ------------      -------------      -------------

Net earnings                                         $2,468               $2,639             $9,882             $7,073
                                                ============        ============      =============      =============


Net earnings per common share:
   Basic                                              $0.23                $0.26              $0.94              $0.69
   Diluted                                            $0.23                $0.25              $0.93              $0.68

Shares used for computation:
   Basic                                             10,532               10,322             10,512             10,292
   Diluted                                           10,666               10,392             10,653             10,344


                             HARMON INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             IN THOUSANDS OF DOLLARS

                                                                               SEPTEMBER 30,
                                                                                   1998          DECEMBER 31,
                                                                                (UNAUDITED)         1997
                                                                             ---------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $6,638           $6,748
     Trade receivables, less allowance for doubtful accounts
           of $304 in 1998 and $318 in 1997                                    37,234           45,001
     Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                7,806            2,850
     Inventories:
           Work in process                                                      7,473            6,171
           Raw materials and supplies                                          33,538           32,894
                                                                            ----------    -------------
                                                                               41,011           39,065



     Deferred tax asset                                                         2,215            2,215

     Prepaid expenses and other current assets                                  1,856              473
                                                                            ----------    -------------
                     Total current assets                                      96,760           96,352
                                                                            ----------    -------------

Property, plant and equipment, at cost:
     Land                                                                         465              465
     Buildings                                                                 12,179           11,363
     Machinery and equipment                                                   18,177           16,319
     Office furniture and equipment                                            23,064           20,671
     Transportation equipment                                                   1,396            1,393
     Leasehold improvements                                                     3,559            3,120

                                                                            ----------    -------------
                                                                               58,840           53,331
     Less accumulated depreciation and amortization                            33,672           29,302
                                                                            ----------    -------------
                Net property, plant and equipment                              25,168           24,029

Deferred tax asset                                                                414              414
Cost in excess of fair value of net assets acquired,
     net of accumulated amortization of
     $3,848 in 1998 and $3,180 in 1997                                          9,440            8,766
Deferred compensation asset                                                     6,387            5,807
Other assets                                                                    1,576              401

                                                                           ==========    =============
                                                                             $139,745         $135,769
                                                                           ==========    =============


                                                                             SEPTEMBER 30,
                                                                                  1998       DECEMBER 31,
                                                                              (UNAUDITED)        1997
                                                                            --------------    ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
          Current debt installments                                                $357         $1,162
          Accounts payable                                                       11,919         21,554
          Accrued payroll, bonus and employee benefit plan
                contributions                                                    12,283         11,893
          Billings in excess of costs and estimated earnings
                on uncompleted contracts                                          9,614          5,677
          Federal and state income taxes payable                                     --            566
          Other accrued liabilities                                               4,477          5,177
                                                                            ------------     ----------
                          Total current liabilities                              38,650         46,029
                                                                            ------------     ----------

 Deferred compensation liability                                                  5,046          4,522
 Long-term debt                                                                  15,194         15,456
                                                                            ------------     ----------
                          Total liabilities                                      58,890         66,007



 Stockholders' equity
          Common stock of $.25 par value; authorized
                50,000,000 shares, issued 10,553,274 in 1998
                and 10,437,369 in 1997                                            2,638          2,609
          Additional paid-in capital                                             26,186         24,514
          Foreign currency translation                                              264            104
          Unearned compensation                                                    (294)          (224)
          Retained earnings                                                      52,061         42,759
                                                                            ------------   ------------

                          Total stockholders' equity                             80,855         69,762





                                                                            ============   ============
                                                                               $139,745       $135,769
                                                                            ============   ============

                                      4

                             HARMON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                   1998                1997
                                                                              -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                        $9,882            $7,073
Adjustments to reconcile net earnings to net cash
       provided by operating activities:
            Depreciation and amortization                                            5,182             3,978
            Equity in net loss of affiliate                                             --               330
            (Gain) loss on sale of property, plant and equipment                        18                --
Changes in assets and liabilities:
            Trade receivables                                                        8,373              (933)
            Inventories                                                             (1,948)          (10,927)
            Estimated costs, earnings and billings on contracts                     (1,020)              783
            Income tax receivable                                                     (142)           (1,421)
            Prepaid expenses                                                        (1,257)            2,160
            Other assets                                                              (675)               --
            Accounts payable                                                        (9,635)           (2,646)
            Accrued payroll and benefits                                               390            (1,872)
            Current income taxes                                                      (566)              347
            Other accrued liabilities                                                 (701)           (1,438)
            Deferred compensation liability                                            524               213
                                                                              -------------     -------------
                 Total adjustments                                                  (1,457)          (11,426)
                                                                              -------------     -------------
                       Net cash provided by (used in) operating activities           8,425            (4,353)
                                                                              -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (5,868)           (7,064)
Proceeds from sale of property, plant and equipment                                     13                19
Deferred compensation contributions                                                   (650)             (394)
Acquisition of business                                                                 --              (167)
Other investing activities                                                            (411)               26
                                                                              -------------     -------------
                       Net cash used in investing activities                        (6,916)           (7,580)
                                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                 543               553
Proceeds from issuance of long-term debt                                                --            15,045
Borrowings under line of credit agreements                                          43,906            29,934
Repayments under line of credit agreements                                         (44,478)          (29,953)
Principal payments of long-term debt                                                (1,101)             (610)
Cash dividends paid                                                                   (580)             (515)
                                                                              -------------     -------------
                       Net cash (used in) provided by financing activities          (1,710)           14,454
                                                                              -------------     -------------

Foreign currency translation adjustment                                                 91              (171)
                                                                              -------------     -------------

Net increase (decrease) in cash and cash equivalents                                  (110)            2,350
                                                                              -------------     -------------
Cash and cash equivalents at beginning of period                                     6,748                --
                                                                              -------------     -------------
Cash and cash equivalents at end of period                                          $6,638            $2,350
                                                                              -------------     -------------
                                                                              -------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest                                                                $1,395              $673
            Income taxes                                                            $9,053            $5,135
Acquisition of business financed by issuance of common stock                        $1,158                --

                              HARMON INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)


                                                 Additional     Foreign                                  Total
                                      Common      Paid-in      Currency       Unearned     Retained   Stockholders'  Comprehensive
                                       Stock      Capital     Translation   Compensation   Earnings      Equity         Income
-----------------------------------  ------------------------------------------------------------------------------  -------------
Balance at December 31, 1996         $2,561       $22,340        $203            --        $32,835       $57,939
-----------------------------------  ------------------------------------------------------------------------------
  Net earnings                                                                               1,447         1,447         $1,447
  Common stock issued:
       Stock options and other           12           159                                                    171
  Foreign currency translation                                   (107)                                      (107)          (107)
                                                                                                                     -----------
  Comprehensive income                                                                                                   $1,340
-----------------------------------  ------------------------------------------------------------------------------  ===========
Balance at March 31, 1997             2,573        22,499          96            --         34,282        59,450
-----------------------------------  ------------------------------------------------------------------------------
  Net earnings                                                                               2,987         2,987         $2,987
  Cash dividends paid                                                                         (515)         (515)
  Common stock issued:
       Stock options and other            5           239                                                    244
  Foreign currency translation                                      58                                        58             58
                                                                                                                     ----------
  Comprehensive income                                                                                                   $3,045
-----------------------------------  ------------------------------------------------------------------------------  ===========
Balance at June 30, 1997              2,578        22,738          154            --        36,754        62,224
-----------------------------------  ------------------------------------------------------------------------------
  Net earnings                                                                               2,639         2,639         $2,639
  Common stock issued:
       Deferred compensation              5           267                        (163)                       109
       Stock options and other            1            31                                                     32
  Foreign currency translation                                    (122)                                     (122)          (122)
                                                                                                                     ----------
  Comprehensive income                                                                                                   $2,517
-----------------------------------  ------------------------------------------------------------------------------  ==========
Balance at September 30, 1997         2,584        23,036           32          (163)       39,393        64,882
-----------------------------------  ------------------------------------------------------------------------------
  Net earnings                                                                               3,888         3,888         $3,888
  Cash dividends paid                                                                         (522)         (522)
  Common stock issued:
       Acquisition of businesses         23         1,337                                                  1,360
       Deferred compensation              1            88                         (61)                        28
       Stock options and other            1            53                                                     54
  Foreign currency translation                                      72                                        72             72
                                                                                                                     ----------
  Comprehensive income                                                                                                   $3,960
-----------------------------------  ------------------------------------------------------------------------------  ==========
Balance at December 31, 1997          2,609        24,514          104          (224)       42,759        69,762
-----------------------------------  ------------------------------------------------------------------------------
  Net earnings                                                                               2,812         2,812         $2,812
  Common stock issued:
       Acquisition of businesses         20         1,138                                                  1,158
       Stock options and other            1            36                                                     37
  Foreign currency translation                                     149                                       149            149
                                                                                                                     ----------
       Comprehensive income                                                                                              $2,961
-----------------------------------  ------------------------------------------------------------------------------  ==========
Balance at March 31, 1998            $2,630       $25,688          $253         ($224)     $45,571       $73,918
-----------------------------------  ------------------------------------------------------------------------------
   Net earnings                                                                              4,602         4,602         $4,602
  Cash dividends paid                                                                         (580)         (580)
  Common stock issued:
       Deferred compensation                            7                                                      7
       Stock options and other            5           291                                                    296
  Foreign currency translation                                     (115)                                    (115)          (115)
                                                                                                                     ----------
  Comprehensive income                                                                                                   $4,487
-----------------------------------  ------------------------------------------------------------------------------  ==========
Balance at June 30, 1998             $2,635       $25,986          $138         ($224)     $49,593       $78,128
----------------------------------   ------------------------------------------------------------------------------
  Net earnings                                                                               2,468         2,468         $2,468
  Common stock issued:
       Deferred compensation              2           176                         (70)                       108
       Stock options and other            1            24                                                     25
  Foreign currency translation                                      126                                      126            126
                                                                                                                     ----------
  Comprehensive income                                                                                                   $2,594
-----------------------------------  ------------------------------------------------------------------------------  ===========
Balance at September 30, 1998        $2,638       $26,186          $264         ($294)     $52,061       $80,855
-----------------------------------  -=============================================================================

                            PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the quarter were $57.8 million, an increase of $1.6 million, or 2.9%, from the third quarter of 1997.

Gross profit for the quarter decreased by 7.4% to $11.9 million in 1998 from $12.9 million in 1997. This decrease in gross profit is the result of lower gross profit margins which decreased to 20.6% from 22.9% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. Research and development expenditures (R&D) for the quarter increased to $2.1 million from $1.8 million in the same quarter one year ago as the Company continues to increase its efforts to develop new products and enhance existing products. As a result, R&D as a percent of net sales increased to 3.6% in the third quarter of 1998 from 3.1% in the third quarter of 1997.

Selling, general and administrative expenses (SG&A) were $7.8 million during the 1998 quarter compared with $8.2 million during the prior year quarter. Much of the decline in SG&A was represented by decreased expenses for freight and outside services. SG&A as a percent of net sales decreased from 14.7% during the 1997 quarter to 13.5% during the 1998 quarter.

Amortization expense increased to $234 thousand from $178 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended September 30, 1998.

Net interest expense (interest expense less investment income) for the quarter decreased to $206 thousand from $266 thousand for the prior year quarter as a result of lower borrowings and higher invested balances.

The effective tax rate for the quarter decreased to 36.2% in 1998 from 37.0% in 1997. This decrease is due to a reduced effective income tax rate in Missouri resulting from the receipt of tax refunds arising under recent legislation and increased tax benefits from the Company's foreign sales corporation.

Net income decreased 6.5% to $2.5 million from $2.6 million in the prior year quarter. Diluted earnings per common share decreased 8.0% to $0.23 from $0.25.

Orders for the Company's products and services during the quarter ended September 30, 1998 decreased to $43.4 million from $70.0 million during the 1997 quarter. This decrease was primarily in the transit and international markets. In the transit market, many bids are scheduled for the fourth quarter with awards anticipated in late 1998 or early 1999. In the international market, the Company's largest customer in the United Kingdom has temporarily delayed some purchases. The Company's order backlog was $60.5 million at September 30, 1998, compared with $74.5 million at December 31, 1997 and $88.9 million one year ago.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1998 were $192.0 million, an increase of $52.3 million, or 37.4%, from the same period in 1997. This increase is the result of continued strong demand for the Company's goods and services and substantial shipments on two large projects.

Gross profit for the nine month period increased by 21.3% to $40.3 million in 1998 from $33.3 million in 1997. This increase in gross profit is the result of the sales increase previously discussed. Gross profit margin for the period decreased to 21.0% from 23.8% in the prior year period. As discussed above, this decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. R&D for the period increased to $6.6 million from $5.2 million in the same period one year ago. As a result of the increase in net sales, R&D as a percent of net sales decreased from 3.7% in the nine months ended
September 30, 1997 to 3.4% in the same period of 1998.

SG&A increased to $23.8 million during the 1998 period from $20.8 million during the prior year period. Much of the increase in SG&A was represented by labor and benefit expenses resulting from an increase in full-time employees during 1997. SG&A as a percent of net sales decreased from 14.9% during the 1997 period to 12.4% during the 1998 period.

Amortization expense increased to $668 thousand from $505 thousand in the same period one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended September 30, 1998.

As a result of higher borrowings to support increased working capital during the first and second quarters of 1998 and a private debt placement in the first quarter of 1997, net interest expense for the first nine months of 1998 increased to $752 thousand from $503 thousand for the prior year period.

The effective tax rate for the nine months ended September 30, 1998 decreased to 35.8% from 37.0% for the comparable period of 1997. As discussed above, this decrease is due to a reduced effective income tax rate in Missouri resulting from the receipt of tax refunds arising under recent legislation and increased tax benefits from the Company's foreign sales corporation.

Net income increased 39.7% to $9.9 million from $7.1 million in the prior year period. Diluted earnings per common share increased 36.8% to $0.93 from $0.68.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998

At September 30, 1998, the Company had $80.6 million in liquidity. This consisted of $6.7 million in cash and cash equivalents plus $73.9 million available under bank lines of credit. On September 29, 1998, the Company replaced its existing credit agreement with a five-year, $75 million credit agreement. The current ratio at September 30, 1998 was 2.50 to 1 compared to 2.09 to 1 at December 31, 1997 and 2.34 to 1 at September 30, 1997. The increase in the current ratio from December 31, 1997 to September 30, 1998 is primarily the result of decreases in accounts payable from year-end levels. Cash provided by operating activities for the nine months ended September 30, 1998 was $8.4 million compared to cash used in operating activities of $4.4 million for the same period one year ago. Cash provided by operating activities in 1998 is attributable primarily to net earnings, depreciation and amortization and a decrease in trade receivables since December 31, 1997 partially off-set by a decrease in trade accounts payable since December 31, 1997. The primary reason for the use of cash in operating activities during the prior year period was an increase in inventories from December 31, 1996 to September 30, 1997.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The adjustment to stockholders' equity as a result of the cumulative foreign currency translation adjustment is included in comprehensive income as presented in the Consolidated Statements of Stockholders' Equity.

SUBSEQUENT EVENTS

On October 16, 1998, the Company acquired 100% of the capital stock of two companies; SES Co., Inc. and Seaboard Systems, Inc. SES Co., Inc. provides communication, security and dispatching systems primarily to the transit industry and recorded 1997 revenues of approximately $12 million. Consideration paid for SES Co. was $10.2 million in cash and 95,026 shares of the Company's common stock, subject to resale restrictions. Seaboard Systems, Inc. provides systems installation services to the transit industry and recorded 1997 revenues of approximately $4 million. Seaboard Systems, Inc. was purchased for $1.8 million in cash. These acquisitions were funded with cash on hand and borrowings under the Company's bank credit agreement.

YEAR 2000 ISSUE

'Year 2000 Issue' or 'Y2k' refers to the practice in many existing computer programs that uses only the last two digits when designating a year. Therefore, these programs cannot distinguish a year that begins with 19 from a year that begins with 20. If not corrected, many computer applications could fail or create erroneous results beginning January 1, 2000.

BACKGROUND

In 1997, the Company's Management Information Systems Steering Team developed a long-range plan to consolidate substantially all of its domestic operations onto a single computer operating system. The software vendor chosen was the one that currently supplies the largest of the Company's three primary operating systems. The benefits of this consolidation are increased efficiency and uniformity throughout the Company, particularly in the areas of manufacturing, accounting and human resources, as well as achieving Y2k compliance.

READINESS

OPERATING SYSTEMS: To complete the consolidation discussed above, the Company will complete one systems upgrade and two systems conversions. The upgrade, which effects the largest portion of the Company's business, was successfully completed at the end of the third quarter 1998. The conversions of the remaining two systems are scheduled for the second and fourth quarters of 1999, respectively. An inventory of workstation hardware identified approximately 100 personal computers that require Y2k compliant systems boards. These boards will be installed in 1999. A small number of workstations remain to be reviewed for Y2k readiness.

CUSTOMERS: A review by the Company of the products it sells identified two potential areas of Y2k non-compliance. The first area involves a vendor-supplied operating system. The Company is currently awaiting a proposed solution from the manufacturer. An installed base of fewer than ten is affected by this issue. All customers have been informed of this problem and are being kept up-to-date with the progress. The second potential issue involves a clock chip that the Company has been informed is not Yk2 compliant. The Company is conducting a review to determine if and when this component may have been used in any of its products. The Company believes that none of the Y2k issues described above, if not corrected, would jeopardize the safety of any of its customers or the public at large. While final action plans are not yet complete, the Company does not believe the costs necessary to achieve Y2k compliance for its products will be material to the Company's financial statements on a consolidated basis.

VENDORS: The Company is presently surveying all significant vendors to determine if the Company's operations could be materially impacted by the failure of key vendors to achieve Y2k compliance. This review is not complete and no material exposures have yet been identified.

MISCELLANEOUS: The Company is presently surveying manufacturing and production equipment, telephone systems, security systems, and other peripheral devices associated with the Company's facilities for Y2k compliance. This review is not complete and no material exposures have yet been identified.

COSTS
As discussed above, Y2k compliance is one of two benefits achieved by the Company's upgrade and conversion efforts. While the Company is monitoring the costs of these projects against established budgets, it is not possible to allocate these costs between the two objectives; the benefits of a common operating system and the requirement for Y2k compliance. The Company expects to spend approximately $1.1 million in 1998 and has budgeted $1.1 million in 1999. These costs will be funded by cash flow from operations.

RISKS
The Company's primary Y2k risks are in the timing of the conversions planned for 1999 and the failure of key vendors to achieve Y2k compliance. Operations of the Company's Lee's Summit, MO and Riverside, CA locations could be impacted if those conversions are not completed by the time it is necessary to enter dates beyond December 31, 1999. The Company believes the impact of Y2k non-compliance at these locations would be limited to decreased productivity and the substitution of manual processes for certain automated ordering and planning processes. The evaluation of the

Company's exposure resulting from non-compliance by key vendors is in process and the impact, if any, is therefore not yet known.

CONTINGENCY PLANS
The Company is preparing contingency plans with respect to the conversion of its Riverside, CA location. Several key reporting functions have been changed to accommodate Y2k. Several additional changes would be required in the areas of purchase orders and manufacturing resource planning if this conversion is not completed on schedule.

                            PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


     Exhibit
     Number    Exhibit                                                  Page(s)
     --------  -----------------------------------------------        ---------
       10      Credit Agreement dated as of September 29, 1998          13-45
               between Harmon Industries, Inc. and NationsBank,
               n.a.
       11      Computation of per share earnings                         46
       27      Financial Data Schedule                                   47


(b) Reports on Form 8-K:

     There were no reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARMON INDUSTRIES, INC.





Date: November 12, 1998                 /s/Bjorn E. Olsson
                                        --------------------------------------
                                        Bjorn E. Olsson,
                                        President and Chief Executive Officer


Date: November 12, 1998                 /s/Charles M. Foudree
                                        --------------------------------------
                                        Charles M. Foudree,
                                        Executive Vice President-Finance


Date: November 12, 1998                 /s/Stephen L. Schmitz
                                        --------------------------------------
                                        Stephen L. Schmitz,
                                        Vice President-Controller