Form 10-K
period 1998-12-31
HARMON INDUSTRIES INC
filed 1999-03-29
CIK 45635

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-7916
                             ---------------------

                            HARMON INDUSTRIES, INC.

                       IRS Employer Identification Number
                                   44-0657800

                         State or other jurisdiction of
                         incorporation or organization
                                    MISSOURI

                     Address of principal executive offices
              1600 NE CORONADO DRIVE, BLUE SPRINGS, MISSOURI 64014

               Registrant's telephone number, including area code
                                 (816) 229-3345

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
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

    As of March 15, 1999, 10,741,964 common shares were outstanding. The aggregate market value of the common stock (based upon the closing price of these shares per NASDAQ for Over-the-Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $209,039,000.

    The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PART II

Item 6:    Selected Consolidated Financial Data.     Pages 18 and 19 of the Annual Report to
                                                       Shareholders for the year ended
                                                       December 31, 1998.

Item 7:    Management's Discussion and Analysis of   Pages 20 through 27 of the Annual Report
             Financial Condition and Results of        to Shareholders for the year ended
             Operations.                               December 31, 1998.

Item 8:    Financial Statements and Supplementary    Pages 28 through 47 of the Annual Report
             Data.                                     to Shareholders for the year ended
                                                       December 31, 1998.

PART III

Item 10:   Directors and Executive Officers of the   Pages 3 through 6 of the Company's Proxy
             Registrant.                               Statement dated April 1, 1999.

Item 11:   Executive Compensation and Other          Pages 7 through 16 of the Company's
             Information.                              Proxy Statement dated April 1, 1999.

Item 12:   Security Ownership of Certain Beneficial  Pages 2 and 3 of the Company's Proxy
             Owners and Management.                    Statement dated April 1, 1999.

Item 13:   Certain Relationships and Related         Page 6 (last paragraph of Director
             Transactions.                             Nominees) and page 6 ("Certain
                                                       Transactions") of the Company's Proxy
                                                       Statement dated April 1, 1999.

                            HARMON INDUSTRIES, INC.
           ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I

ITEM 1. BUSINESS

    Harmon Industries, Inc. ("Harmon" or "the Company") is a leading supplier of signal, inspection, train control and communications products, systems and services to freight and transit railroads throughout the world. The Company sells its products to Class I and short line freight railroads and to rail transit systems. Harmon designs, manufactures, markets and services a broad line of products beneficial to the operating efficiency and safety of its customers. The products include an extensive line of railroad signal, train control and communications systems and related components and services. The Company emphasizes innovation and technology to develop timely and sophisticated solutions to problems that confront its customers. It also provides customized asset management services through a warehousing and distribution business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    A rapidly growing share of the Company's sales now involve combining and customizing individual products to meet specific customer applications, representing an evolution for the Company from a supplier of separate component products to an integrator of systems able to provide customers with solutions to complex problems.

INDUSTRY

    NORTH AMERICAN FREIGHT RAILROADS

    The North American freight railroad industry includes U.S. and Canadian Class I railroads, Mexican railroads and regional and short line railroads.

    The industry is dominated by the nine railroads the Surface Transportation Board defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market.(1) The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

    Many Harmon products are designed to assist the railroads in cutting costs. For example, the 25% decrease in Class I employment levels from 1988 to 1997 required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, help ensure the safe switching and passage of trains and facilitate better communication among crew members on a train and between moving trains and railroad traffic controllers.

    Class I railroads have also used Harmon products to increase asset utilization and productivity. The 22% reduction from 1988 to 1997 in the number of Class I railroad freight cars in service required the railroads to look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton miles per employee hour for Class I railroads to increase by 77% from 1988 to 1997. The Class I railroads have become more profitable despite a 32% reduction (in constant 1988 dollars) from 1988 to 1997 in revenue per ton mile.

------------------------

(1) This fact and the other statistical information about the Class I railroads in this Annual Report come from RAILROAD FACTS, 1998 EDITION, a recognized industry source for information on Class I railroads.

    Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul portion. The amount of intermodal traffic has increased 50% from 1988 to 1997. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above will permit the Class I railroads to better compete in the long haul portion of the freight transportation market. The growth momentum of the Class I railroads is important to the success of Harmon.

    Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of under-utilized track. From 1988 to 1997, the Class I railroads reduced their track miles by 19%, to approximately 173,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1988 to 1997, capital expenditures by Class I railroads per mile of track owned has increased from approximately $17,200 to $36,300 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads.

    In recent years, one of the cost containment strategies increasingly adopted by the freight railroads has been outsourcing of support functions formerly done internally. In the areas of interest to Harmon, this has included a reduction in the internal engineering staffs, construction forces and materials management. This has led to a dramatic increase in opportunities and business for Harmon in providing direct engineering support, materials management and construction services for the Class I railroads.

    Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to 541, with 34 of these short line railroads being above the threshold of either $40.0 million in annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because the short line railroads generally have smaller administrative, maintenance and engineering staffs, have locally focused management, generally operate at lower speeds and are typically not burdened with the more restrictive collective bargaining agreements as are many of the Class I railroads.

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

    The market in the freight railroad industry for Harmon products is influenced by the availability of government funding, the relative health of the freight railroad industry and the changing needs the industry has for various Harmon products. The Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA) provided federal funds through 1997 for railroad crossing warning systems in the same amount each year as existed under previous federal legislation. In 1997, ISTEA was extended for six months through March 1998 pending agreement on a new, long-term transportation bill. This new bill, the Transportation Equity Act for the 21(st) Century (TEA-21), was signed into law in June 1998. TEA-21 is the largest infrastructure funding bill ever enacted in the United States. It provides for up to $217 billion in expenditures over its six year life. TEA-21 provides for an increase of approximately 55%, or $50 million, in the amount of funds dedicated annually to installing grade crossing warning devices.

    Harmon expects the Class I railroads to continue their recent favorable financial performance. Accordingly, Harmon expects the equipment maintenance and capital improvement expenditures of Class I railroads to grow, or at least remain stable, in coming years.

    The Company has identified Canada and Mexico as areas for new or increased business. In June 1997, Harmon acquired the remaining interest in Vale-Harmon Enterprises, Ltd. ("Vale Harmon"), located near Montreal, Quebec, Canada, which it previously did not own. Vale Harmon serves the freight and transit markets in Canada. In 1998, Harmon established a wholly owned subsidiary in Mexico, Industrias Harmon de Mexico, S.A. de C.V., to expand the relationship it has with two customers arising from the recent concessions granted to operate portions of a state owned rail in Mexico.

    RAIL TRANSIT RAILROADS

    The rail transit industry includes Amtrak and numerous existing and proposed commuter and urban transit rail systems. Federal funding generally enhances the development of such systems. TEA-21 includes $42 billion for transit projects of which $36 billion is guaranteed. At the guaranteed level, this represents a 50% increase over appropriated transit funding during the six years of ISTEA. If fully funded, the increase is nearly 75%.

    Harmon's participation in the expansion of existing or construction of new rail transit systems generally requires a long selling cycle and frequently results in multi-year contracts. In addition, the selling process requires Harmon to consult regularly with engineers responsible for designing such systems. Such consultation permits Harmon to better understand the requirements of proposed projects and help insure that such projects are designed in a way that will permit use of many Harmon products. See "Business-Marketing and Sales."

    In addition to the rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and the installation of equipment that guards against human error. An example of the Company's ability to swiftly address safety concerns is the development by Harmon of its Ultra Cab product after a highly publicized 1987 passenger train accident in the Northeast Corridor. As a result of that accident, federal regulators required that all trains operating in the Northeast Corridor be equipped with automatic devices to guard against human error in responding to signals. Conrail, the major freight railroad most affected by this requirement, solicited bids from Harmon and its competitors for development of a product like Ultra Cab. Harmon won this bid and completed development of Ultra Cab, which now enjoys a substantial share of the cab signaling market.

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

    Harmon's first major contract for new construction in the rail transit market was the Bi-State Metro Link project in St. Louis, which totaled $4.7 million, the first phase of which entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market as a major contractor. In 1998, the Company was awarded the signal and train control contract on the first extension of this system. The Company's transit business has grown to include active transit projects in many major cities in North America. Harmon's first prime contract, with construction under its direction, was with the Chicago Transit Authority for reconstruction of the signal and train control system for the Green Line elevated train. This contract exceeded $13 million. The project was completed successfully and on time under an extremely aggressive schedule, and established Harmon as a major contender in this market.

    In November 1996, the Company was awarded a $17.6 million contract for the design and manufacture of the train control system for a new light-rail system for the New Jersey Transit Authority. This contract award further established Harmon as a significant supplier in the rail transit market.

    In December 1997, Harmon obtained a license agreement from Hughes Aircraft Company (now Raytheon Company) to develop, build and market a new Advanced Automatic Train Control (AATC) system which is based in part on a converted military communications system. Hughes, in combination with the San Francisco Bay Area Rapid Transit District (BART), developed a prototype of this system and demonstrated it on BART in 1996. In February 1998, Harmon was awarded, assuming all options are exercised, the contract to complete the development of the full AATC system and deploy it over a substantial portion of the BART system by the end of 2001. Harmon intends to market this system aggressively in the transit marketplace, both domestically and internationally. The first step in this international effort has been an agreement with Nippon Signal of Japan to license the AATC technology in Japan and jointly market AATC systems in the Pacific Rim.

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

    In July 1996, Harmon acquired Vaughan Systems, Ltd., subsequently renamed Vaughan Harmon Systems, Ltd. ("Vaughan Harmon"), located in the United Kingdom. This acquisition established the first international manufacturing operations for the Company. Vaughan Harmon manufactures train control products which are complementary to the Company's domestic product lines and provide a base for introducing the Company's products into the European market. It has several contracts with Railtrack, including one for the resignaling of the Cromer line in Norfolk, England. This will be the first project in which Vaughan Harmon products and Harmon products from the United States will be combined to provide an integrated system to the customer.

    In 1998, Harmon continued its international expansion by purchasing the operating assets of its long-time Australian affiliate, Henkes-Harmon Industries, Pty. Ltd., to establish a new wholly owned subsidiary, Harmon Industries Australia, Pty. Ltd.

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

    The Company intends to improve its leadership position as a vendor to the freight railroad industry by continuing to expand its long-standing relationships with Class I railroads, continuing to explore opportunities with short line railroads, developing new technologies to meet customer needs, and by adding value through its engineering, installation and asset management services capabilities. The Company has seen and expects to continue to see a shift in its revenue mix from revenues generated strictly from the sale of its individual products to revenues resulting from the sale of complete systems that are designed, installed and, potentially, maintained by the Company. The Company plans to utilize its extensive experience and expertise in the freight railroad industry to expand its presence in the rail transit market. The Company has successfully adapted several of its products to the needs of the rail transit industry and plans to add to the products and services it can offer that market.

    In international markets, the Company intends to continue forming strategic alliances with entities resident in such markets that are familiar with the local customers, the railroad standards and the individuals making the decisions to purchase equipment. Growth in this market may also be aided by active pursuit of additional acquisitions, continued development of distributor relationships and increased direct presence in international markets. In addition, the ownership or operation by North American Class I and short line railroads of railroad track in other countries provides Harmon the opportunity to sell its products through its existing customers for international use.

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

    The Company continues to enhance its Total Quality Systems (TQS) in all aspects of its operation. The Company was one of the first in its industry to institute such a program. ISO 9000 certification is one of the foundations of the Company's TQS which is evident by the fact the Company has five ISO certificates which cover most of its domestic facilities. Continuous improvement, employee involvement, education and training continue to receive strong emphasis as a strategic initiative. The Company actively employs TQS teams to improve processes, reduce scrap and rework and enhance customer service with up to 50 active teams, at any one time, working on improving internal systems.

PRODUCT CLASSIFICATIONS

    The products of the Company can generally be separated into seven categories. TRAIN CONTROL PRODUCTS & SYSTEMS include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); computer-based traffic control systems; train describers and other train control systems. CROSSING PRODUCTS & SYSTEMS include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. ASSET MANAGEMENT SERVICES involve a single-source, rapid delivery service for railroad components by warehousing commonly used parts and equipment that are manufactured by the Company and other vendors. TRAIN INSPECTION PRODUCTS & SYSTEMS include all Company products related to monitoring a moving train as it passes by a train inspection site. COMMUNICATION PRODUCTS & SYSTEMS include voice and data communications, security and dispatching systems used in the transportation industry. PRINTED WIRING BOARDS include production of custom designed printed wiring boards for use by Harmon and other electronics manufacturers. OTHER sales include products that do not readily fit into the other six categories.

PROFILE OF CURRENT OPERATIONS

    The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales for each of the past three years.

                    SALES BY PRODUCT OR SERVICE FUNCTION(1)
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                      1996                   1997                   1998
                                              ---------------------  ---------------------  ---------------------
                                                AMOUNT        %        AMOUNT        %        AMOUNT        %
                                              ----------  ---------  ----------  ---------  ----------  ---------
Train Control Products & Systems............  $   87,080      47.3%  $  101,624      47.4%  $  132,348      50.5%
Crossing Products & Systems.................      48,927      26.6%      55,598      25.9%      53,035      20.3%
Asset Management Services...................      22,217      12.1%      29,913      14.0%      34,928      13.3%
Train Inspection Products & Systems.........      12,906       7.0%      13,407       6.2%      16,312       6.2%
Communication Products & Systems............       1,891       1.0%         655       0.3%       6,606       2.5%
Printed Wiring Boards.......................       5,249       2.9%       5,772       2.7%       5,220       2.0%
Other.......................................       5,598       3.1%       7,458       3.5%      13,547       5.2%
                                              ----------  ---------  ----------  ---------  ----------  ---------
    Total...................................  $  183,868     100.0%  $  214,427     100.0%  $  261,996     100.0%
                                              ----------  ---------  ----------  ---------  ----------  ---------
                                              ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) Sales volumes shown above do not include cash discounts or deferred contract revenue. As a result, there are small differences between the amounts in this table and those presented in the "Consolidated Statements of Operations". See "Financial Statements." The differences do not affect the validity of the discussion and analysis.

PRODUCTS

    While the Company's principal products and services have been grouped for purposes of discussion by primary product or service function, each product and service interrelates or is complementary to other Company products and services. Substantially all products and services (except printed wiring boards) are marketed to the freight railroad and rail transit industries.

    TRAIN CONTROL PRODUCTS & SYSTEMS include all Company products and services related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller (VHLC); car-borne equipment (Ultra Cab); computer-based dispatch and traffic control systems; train describers; and the design, wiring and installation of packages and systems comprised of these products. Signal control track circuits control signals regulating train traffic by sending and receiving coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Computer-based dispatch systems monitor and control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control towers and related personnel otherwise required. Although the technology is similar, each system requires some level of individualized design and specialized software.

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

    Advanced Automatic Train Control (AATC) is a very sophisticated train control system that uses a radio data network linking trains with wayside computers to continuously monitor the location of trains and update the instructions to each train based on the reported locations of other trains. This will allow much more capacity in high density transit operations such as San Francisco's Bay Area Rapid Transit District (BART) where the AATC system will allow reductions in headway between trains from 2.5 minutes to 90 seconds and permit more trains per hour to handle peak load conditions. It also achieves this result with a dramatic reduction in the amount of physical equipment required along the track compared to more conventional train control techniques.

    CROSSING PRODUCTS & SYSTEMS include all Company products and services related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of complete systems utilizing these products. Rail/highway crossing warning systems activate flashing lights and audible bells, and initiate the lowering of crossing gates to provide traffic barriers in installations so equipped. While the Company offers complete systems, the more sophisticated electronic equipment that activates the warning lights or crossing gates is often sold separately.

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

    TRAIN INSPECTION PRODUCTS & SYSTEMS include all Company products and services related to monitoring a moving train as it passes by a train inspection site and the design, wiring and installation of packages and systems comprised of these products. The Company's acquisition of Devtronics, Inc. in November 1997 has increased its market share of this product line. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated axle bearings of passing rail cars. Overheated bearings, if not detected in time, may cause derailments, resulting in substantial expense and potential liability to the railroads. Some hot bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and even derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

    COMMUNICATION PRODUCTS & SYSTEMS include fiber optic communication networks, tunnel and above ground radio systems, vehicle radio systems, passenger emergency telephone systems, audio/visual passenger information systems, fire and intrusion systems, closed circuit television, premise distribution, local area networks and Supervisory Control and Data Acquisition (SCADA) systems. The Company's October 1998 acquisitions of SESCO, Inc. and Seaboard Systems Co., Inc. significantly enhanced its ability to offer complete communications solutions to its customers, particularly in the transit market.

    PRINTED WIRING BOARDS include production of customer-designed printed wiring boards (PWB) for shipment to other electronics manufacturers. A substantial portion of the plant capacity for PWB is used in the Company's own products.

    OTHER includes services such as contract engineering, repair, installation and maintenance as well as the sale of miscellaneous products outside the categories discussed above.

PRODUCT DEVELOPMENT AND PATENTS

    The Company considers product development essential to both maintaining its market position and to future growth. Product innovation has been a major contributor to the Company's profitability as railroads have sought more cost-effective methods of controlling and monitoring train operations. Frequently, a customer's technical staff works closely with the Company's staff on the design of a system or component parts. The Company will continue to focus on rapid response to customer needs in its introduction of new products. The Company anticipates increasing its efforts and expenditures for product development.

    The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictates the need. Major development efforts have recently concentrated on several key areas: (i) the new Incremental Train Control System (ITCS) for initial application to the FRA funded demonstration project in Michigan, (ii) the communication-based train control system called Advanced Automatic Train Control
(AATC) which is intended for rail transit applications, and (iii) ongoing enhancements to most of the existing products including crossing warning systems, interlocking controls, signal control track circuits, train inspection systems, and Ultra Cab. Development of these products is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the rail transit market.

    Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately $6,331,000, $7,664,000 and $8,454,000 in the years ended December 31, 1996, 1997 and 1998, respectively, on research and development (R&D) activities related either to the improvement of existing products or to the development of new products. The AATC system, however, is being developed under a commercial contract therefore most of its development costs are not considered R&D expense.

    The number of engineers involved in research and development activity has increased significantly, commensurate with the rise in investment in this field. However, a much larger increase has occurred in the number of engineers dedicated to Applications Engineering which apply developed products to specific customer needs and, in part, replace the customer's internal engineering staffs.

    In addition to expanding its product line by means of internal R&D, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of Devtronics, Inc., the Company obtained its technology and R&D projects along with a research workforce that is already in place.

    Although the Company believes that its patents and patent applications have value, the Company relies primarily on trade secrets to protect its technology. Rapidly changing technology makes the Company's future success dependent on the technical competence and creative skill of its personnel.

MARKETING AND SALES

    The Company's products are sold to the freight railroad and rail transit industries through experienced direct sales employees who work closely with the Company's customers to identify existing or potential products to improve the efficiency and enhance the safety of their operations. The Company's sales force is organized along industry lines. A separate group is primarily responsible for sales to each market: Class I, short line, rail transit and international.

    The United States-based marketing organization is assisted by wholly owned subsidiaries in the United Kingdom, Canada, Mexico and Australia. The Company also utilizes foreign nationals to assist the Company's sales staff with sales in other foreign markets.

    The Company is actively pursuing opportunities on freight and passenger railroads in both the United States and international markets. Sales in the rail transit market are usually large, multi-year contracts for major new installations compared with shorter-term projects or individual product sales that typically occur in the freight market. If the Company is successful in obtaining such contracts, which are generally awarded on a fixed price bid basis, significant variations in overall sales and backlog may result.

BACKLOG

    The Company's backlog of orders was approximately $131.8 million at December 31, 1998. Approximately $95 million of these orders are expected to be filled in 1999 with the balance filled in 2000. The backlog of orders was approximately $74.5 million at December 31, 1997, the majority of which were filled during 1998. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling.

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

EMPLOYEES

    As of December 31, 1998, the Company had 1,662 full-time employees. There were 1,161 employees in manufacturing, 212 in engineering, 190 in general and administrative services and 99 in marketing and sales. In general, the Company believes its relations with its employees are excellent. Approximately 14 of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

    The Company owns or leases an aggregate of approximately 800,000 square feet of space for manufacturing, warehousing, research and general office use. In addition, the Company owns land zoned for industrial use, on which the Grain Valley and Warrensburg facilities are located. The following table summarizes the Company's principal locations.

LOCATION                                                             PRINCIPAL USE
-------------------------------------  --------------------------------------------------------------------------
Grain Valley, Missouri...............  Administration, design and manufacture of electronic products and railroad signal systems
Warrensburg, Missouri................  Manufacture of railroad crossing warning systems and hardware and printed wiring boards
Jacksonville, Florida................  Design and manufacture of railroad crossing warning systems and hardware
Atlanta, Georgia.....................  Design and assembly of railroad crossing warning systems
Riverside, California................  Administration, product design, and manufacture of electronic products
Lee's Summit, Missouri...............  Assembly, storage and distribution of products for the railroad industry
Blue Springs, Missouri...............  Corporate headquarters
Ware, England........................  Design and manufacture of electronic products and control systems
St. Laurent, Quebec, Canada..........  Design, manufacture and distribution of products for the railroad industry
Monterrey, Mexico....................  Assembly, storage and distribution of products for the railroad industry
Bayswater, Victoria, Australia.......  Design and distribution of products for the railroad industry
Hingham, Massachusetts...............  Administration, design, project management and installation of communications systems for the transit industry

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

ITEM 3. LEGAL PROCEEDINGS

                              GRAIN VALLEY MATTER

    During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"), and negotiations are ongoing regarding the extent of remedial or clean up actions and monitoring requirements. MDNR has approved the Company's Closure/Post-Closure plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. The Company submitted a post-closure permit application to MDNR in October 1994. MDNR issued a permit on July 31, 1996. Groundwater and other remediation requirements are set forth in the post-closure permit. The Company has designed and installed a system to begin soil remediation and that system will continue in operation for some time. The Company has established a trust fund to provide financial assurance for the anticipated post-closure costs of approximately $500,000 to be incurred over approximately 30 years. The market value of assets in this trust exceeded $585,000 at December 31, 1998.

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

    On December 12, 1994, the administrative law judge issued an Initial Decision in which he assessed penalties against the Company of $586,716. Additionally, the judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unobtainable. On January 9, 1995, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board ("EAB") and on May 1, 1996, the EAB heard oral arguments. The EAB affirmed the penalty of the administrative law judge. On June 6, 1997, Harmon filed a complaint in the Federal District Court for the Western District of Missouri seeking judicial review of the EAB's decision.

    On August 25, 1998, the District Court entered its Order Reversing the Final Decision of the Environmental Appeals Board. The District Court held that RCRA, as well as Missouri law principles of res judicata, barred EPA from filing a duplicative enforcement action after the violator has entered a final settlement with an authorized State agency. The District Court rejected Harmon's argument that EPA's penalty claim was barred by the applicable statute of limitations and that the penalty should be reduced based on EPA's failure to properly consider all relevant circumstances. Nevertheless, the effect of the District Court's holding is to bar the EPA from collecting penalties from Harmon based on the alleged violations.

    On October 21, 1998, the EPA filed a Notice of Appeal in the United States Court of Appeals for the Eight Circuit requesting the Appeals Court to reverse the District Court's order setting aside the penalty against Harmon. On December 28, 1998, the EPA filed its brief in support of its appeal and on January 27, 1999, Harmon filed its responsive brief. The EPA filed its reply brief on February 24, 1999. Harmon and the EPA have consented to have organizations interested in the Appeals Court's ruling file amicus briefs stating their various positions on the issues raised in this litigation. After the Court has received briefs on the issues, it will set a time to hear oral argument.

    Harmon intends to vigorously present its position in the Court of Appeals, and is supported in its position by a number of amicus briefs. However, because so few analogous cases have been disposed of by judicial decision, special legal counsel cannot express an opinion as to the likelihood of Harmon ultimately prevailing on appeal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

    The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

    At March 4, 1999 the following securities firms were making a dual auction market in the Company's common stock:

        George K. Baum & Company
        Piper Jaffray Companies Inc.
        PaineWebber Inc.
        C.L. King & Associates
        Knight Securities L.P.
        Mayer & Schweitzer, Inc.
        Sherwood Securities Corporation

    The approximate number of holders of record for the Company's common stock as of March 4, 1999 was 608.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is limited to interest rate risk associated with its variable rate credit facilities and foreign currency exchange rate risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk.

    At December 31, 1998, 78% of the Company's total indebtedness contained fixed rates of interest. A 10% change in interest rates on the Company's variable rate indebtedness would not have a significant impact on future earnings.

    The Company has operations in Great Britain, Canada, Australia and Mexico. The functional currency for each of these operations is the respective local currency. Based upon the amount of business in these countries during 1998, a 10% change in exchange rates would not have a material impact on future earnings.

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

                                                       PRINCIPAL OCCUPATION FOR THE LAST FIVE
INDIVIDUAL                        OFFICE          AGE                  YEARS
-------------------------  ---------------------  --- ----------------------------------------
Breshears, Ronald G......  VP-Human Resources     52  VP-Human Resources of the Company since
                                                        7/1/81.

Daniels, Richard A.......  VP-Transit and         58  VP-Transit and International Systems
                           International Systems        Sales of the Company since 1/1/98.
                           Sales                        Prior to that, VP-Transit since
                                                        2/1/93.

Foudree, Charles M.......  Executive VP-Finance,  54  Executive VP-Finance of the Company
                           and Secretary                since 9/9/86. Secretary of the Company
                                                        since 2/2/82.

Harmon, Robert E.........  Chairman of the Board  59  Chairman of the Board of the Company
                                                        since 2/4/75. Chief Executive Officer
                                                        of the Company from 8/1/90 through
                                                        12/31/94.

Heggestad, Robert E......  VP-Technology          60  VP-Technology of the Company since
                                                        10/2/86.

John, James R............  VP-Services            50  VP-Services of the Company since 5/1/96.
                                                        Prior to that, President of
                                                        Consolidated Asset Management Company,
                                                        Inc. since 1992.

Johnson, John W..........  VP-Domestic Sales      51  VP-Domestic Sales of the Company since
                                                        2/1/93.

Kaiser, Lloyd T..........  Executive VP-Domestic  47  Executive VP-Domestic Sales and Service
                           Sales and Service            of the Company since 1/1/98. Prior to
                                                        that, Executive VP-Systems since
                                                        5/1/96. Prior to that, President of
                                                        Harmon Electronics, Inc. since 1992.

Marberg, William P.......  Executive VP-Systems   47  Executive VP-Systems Sales and Support
                           Sales and Support            of the Company since 4/13/98. Prior to
                                                        that, President and Chief Executive
                                                        Office of Airsys ATM, Inc. since
                                                        December 1995. Prior to that, Vice
                                                        President-Air Traffic Control of
                                                        Unisys, Inc.

                                                       PRINCIPAL OCCUPATION FOR THE LAST FIVE
INDIVIDUAL                        OFFICE          AGE                  YEARS
-------------------------  ---------------------  --- ----------------------------------------
Olsson, Bjorn E..........  President and Chief    53  President and Chief Executive Officer of
                           Executive Officer            the Company since 1/1/95. President of
                                                        the Company since 8/1/90.

Rosewall, Raymond A......  Executive              47  Executive VP-Manufacturing since June
                           VP-Manufacturing             1998. Prior to that, VP-Manufacturing
                                                        of the Company since 12/27/95.
                                                        President of Electro Pneumatic
                                                        Corporation from 12/27/95 to 4/30/96.
                                                        Prior to that, Executive VP Worldwide
                                                        Sales and Marketing for QMS, Inc.
                                                        since 1992.

Scheerer, William J......  VP-Applications        51  VP-Applications Engineering of the
                           Engineering                  Company since 1/4/94. Prior to that,
                                                        various positions with CSX
                                                        Transportation, most recently Chief
                                                        Engineer-Train Control.

Schmitz, Stephen L.......  VP-Controller          45  VP-Controller of the Company since
                                                        11/1/83.

Utterback, Jeffery J.....  Vice President and     37  Vice President and General
                           General                      Manager-Riverside Operations of the
                           Manager-Riverside            Company since June 1998. Prior to
                           Operations                   that, Assistant VP-Quality Systems of
                                                        the Company since 1/1/98. Prior to
                                                        that, Director-Quality Assurance since
                                                        1993.

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

    The following is a list of the Board of Directors of the Company:

INDIVIDUAL                                                                          AFFILIATION
---------------------------------------------------------------  -------------------------------------------------

Robert E. Harmon...............................................  Chairman of the Board

Bruce M. Flohr.................................................  Founder and Chairman Emeritus RailTex, Inc., San
                                                                 Antonio, Texas

Charles M. Foudree.............................................  Executive Vice President-Finance and Secretary

Rodney L. Gray.................................................  Vice Chairman
                                                                 Azurix, Houston, Texas

Herbert M. Kohn................................................  Attorney-at-Law
                                                                 Bryan Cave LLP, Kansas City, Missouri

Douglass Wm. List..............................................  Management Consultant
                                                                 Baltimore, Maryland

Gerald E. Myers................................................  Management Consultant
                                                                 Tempe, Arizona

Bjorn E. Olsson................................................  President and Chief Executive Officer

John A. Sprague................................................  Managing Partner
                                                                 Jupiter Partners, LP, New York, New York

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1998 Annual Report to Shareholders at the following pages:

                                                                                         PAGE(S)
                                                                                       -----------

Independent Auditors' Report.........................................................          45

Consolidated Balance Sheets--December 31, 1998 and 1997..............................       28-29

Consolidated Statements of Earnings--Years ended December 31, 1998, 1997 and 1996....          30

Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998, 1997
  and 1996...........................................................................          31

Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and
  1996...............................................................................          32

Notes to Consolidated Financial Statements...........................................       33-44

    (a)(2) Financial Statement Schedules

    Selected Financial Data--for the years ended December 31, 1998, 1997 and 1996, are attached hereto at the following pages:

Independent Auditors' Report on Financial Statement Schedule...........         23

Schedule VIII--Valuation and Qualifying Accounts.......................         24

    All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

    (a)(3) Exhibits:

  EXHIBIT
  NUMBER                                                                                                 PAGE(S)
-----------                                                                                          ----------------

     3 (ii)  Amended Bylaws........................................................................   25 through 38

        11   Computation of Per Share Earnings.....................................................         39

        13   1998 Annual Report to Shareholders....................................................   40 through 89

        21   Listing of Subsidiaries...............................................................         90

        23   Auditors' Consent.....................................................................         91

        27   Financial Data Schedule...............................................................         92

      99-1   Forward Looking Information...........................................................  Incorporated by
                                                                                                       reference to
                                                                                                        page 44 of
                                                                                                        Exhibit 13

       N/A   Notice of Annual Meeting and Proxy Statement dated April 1, 1999......................   93 through 112

    (b) Reports on Form 8-K:

    There were no reports on Form 8-K for the three months ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HARMON INDUSTRIES, INC.

Date: March 19, 1999                         By:                    /s/ BJORN E. OLSSON
                                                        ------------------------------------------
                                                                      Bjorn E. Olsson
                                                                         PRESIDENT

Date: March 19, 1999                         By:                  /s/ CHARLES M. FOUDREE
                                                        ------------------------------------------
                                                                    Charles M. Foudree
                                                             EXECUTIVE VICE PRESIDENT-FINANCE

Date: March 19, 1999                         By:                  /s/ STEPHEN L. SCHMITZ
                                                        ------------------------------------------
                                                                    Stephen L. Schmitz
                                                                 VICE PRESIDENT-CONTROLLER

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:

  By:              /s/ BRUCE M. FLOHR               Date  March 19, 1999
       ------------------------------------------
                Bruce M. Flohr, DIRECTOR

  By:            /s/ CHARLES M. FOUDREE            Date:  March 19, 1999
       ------------------------------------------
              Charles M. Foudree, DIRECTOR

  By:              /s/ RODNEY L. GRAY              Date:  March 19, 1999
       ------------------------------------------
                Rodney L. Gray, DIRECTOR

  By:             /s/ ROBERT E. HARMON             Date:  March 19, 1999
       ------------------------------------------
               Robert E. Harmon, DIRECTOR

  By:             /s/ HERBERT M. KOHN              Date:  March 19, 1999
       ------------------------------------------
               Herbert M. Kohn, DIRECTOR

  By:            /s/ DOUGLASS WM. LIST             Date:  March 19, 1999
       ------------------------------------------
              Douglass Wm. List, DIRECTOR

  By:             /s/ GERALD E. MYERS              Date:  March 19, 1999
       ------------------------------------------
               Gerald E. Myers, DIRECTOR

  By:             /s/ BJORN E. OLSSON              Date:  March 19, 1999
       ------------------------------------------
               Bjorn E. Olsson, DIRECTOR

  By:             /s/ JOHN A. SPRAGUE              Date:  March 19, 1999
       ------------------------------------------
               John A. Sprague, DIRECTOR

  By:           /s/ JUDITH C. WHITTAKER            Date:  March 19, 1999
       ------------------------------------------
             Judith C. Whittaker, DIRECTOR

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Harmon Industries, Inc.:

    Under date of February 10, 1999, we reported on the consolidated balance sheets of Harmon Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri
February 10, 1999

                                                                   SCHEDULE VIII

                    HARMON INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                             CHARGED TO
                                                                 BEGINNING    COSTS AND    RECOVERIES       ENDING
DESCRIPTION                                                       BALANCE     EXPENSES    (DEDUCTIONS)      BALANCE
--------------------------------------------------------------  -----------  -----------  -------------  -------------

Year ended December 31, 1996:
    Allowance for doubtful trade accounts receivable..........   $     362    $      32     $     (87)     $     307
    Warranty reserve..........................................   $      --    $   2,988     $      --      $   2,988

Year ended December 31, 1997:
    Allowance for doubtful trade accounts receivable..........   $     307    $      18     $      (7)     $     318
    Warranty reserve..........................................   $   2,988    $      70     $    (335)     $   2,723

Year ended December 31, 1998:
    Allowance for doubtful trade accounts receivable..........   $     318    $      59     $     (26)     $     351
    Warranty reserve..........................................   $   2,723    $     217     $    (885)     $   2,055