Form 10-Q
period 1999-03-31
HARMON INDUSTRIES INC
filed 1999-05-17
CIK 45635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1999   Commission File Number: 0-7916
                                 --------------                           ------


                             HARMON INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                  Missouri                                     44-0657800
                  --------                                     ----------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

  1600 NE Coronado Drive, Blue Springs, Missouri                   64014
  ----------------------------------------------                   -----
     (Address of principal executive offices)                    (Zip Code)

                                  816-229-3345
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X      No
                                                  -----      -----

Number of shares of Registrant's common stock outstanding as of March 31, 1999:
10,895,219
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at March 31, 1999 and December 31, 1998 as well as the results of its operations for the interim periods ended March 31, 1999 and March 31, 1998. The Consolidated Balance Sheet as of December 31, 1998 is derived from the audited Consolidated Balance Sheet as of that date.

                             HARMON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR PERIODS ENDED MARCH 31, 1999 AND 1998
                  AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                             Three months ended March 31,
                                                                      --------------------------------------------
                                                                             1999                      1998
                                                                      -------------------      -------------------
Net sales                                                                        $58,953                  $60,558
Cost of sales                                                                     45,034                   46,014
Research and development expenditures                                              1,937                    2,107
                                                                      -------------------      -------------------
  Gross profit                                                                    11,982                   12,437

Selling, general and administrative expenses                                       9,170                    7,540
Amortization of cost in excess of fair value of net assets acquired                  409                      217
Miscellaneous (income) expense-net                                                  (118)                      10
                                                                      -------------------      -------------------
  Operating income                                                                 2,521                    4,670

Interest expense                                                                    (563)                    (304)
Investment income                                                                     63                       36
                                                                      -------------------      -------------------

  Earnings before income taxes                                                     2,021                    4,402

Income tax expense                                                                   818                    1,590
                                                                      -------------------      -------------------

Net earnings                                                                      $1,203                   $2,812
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------


Net earnings per common share:

   Basic                                                                           $0.11                    $0.27
   Diluted                                                                         $0.11                    $0.27

Shares used for computation:

   Basic                                                                          10,732                   10,481
   Diluted                                                                        10,864                   10,608

                             HARMON INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             IN THOUSANDS OF DOLLARS


                                                                                      MARCH 31,
                                                                                         1999               DECEMBER 31,
                                                                                     (UNAUDITED)                1998
                                                                                 ---------------------   -------------------
ASSETS
Current assets:

           Cash and cash equivalents                                                           $4,237                $1,669
           Trade receivables, less allowance for doubtful accounts
                of $326 in 1999 and $351 in 1998                                               58,322                52,229
           Costs and estimated earnings in excess of billings on
                uncompleted contracts                                                          10,973                 9,649
           Inventories:
                Work in process                                                                 5,410                 6,372
                Raw materials and supplies                                                     40,712                36,640
                                                                                 ---------------------   -------------------
                                                                                               46,122                43,012

           Income tax receivable                                                                  261                   597
           Deferred tax asset                                                                     587                   587
           Prepaid expenses and other current assets                                            2,590                 1,301
                                                                                 ---------------------   -------------------
                           Total current assets                                               123,092               109,044
                                                                                 ---------------------   -------------------

Property, plant and equipment, at cost:

           Land                                                                                   465                   465
           Buildings                                                                           11,729                11,671
           Machinery and equipment                                                             20,092                18,830
           Office furniture and equipment                                                      28,167                25,246
           Transportation equipment                                                             2,308                 1,709
           Leasehold improvements                                                               4,155                 3,938
                                                                                 ---------------------   -------------------
                                                                                               66,916                61,859
           Less accumulated depreciation and amortization                                      37,685                35,284
                                                                                 ---------------------   -------------------
                     Net property, plant and equipment                                         29,231                26,575

Deferred tax asset                                                                              5,246                   654
Cost in excess of fair value of net assets acquired, net of accumulated
           amortization of $4,621 in 1999 and $4,212 in 1998                                   31,020                17,327
Deferred compensation asset                                                                     7,825                 6,839
Other assets                                                                                    2,828                 2,414
                                                                                 ---------------------   -------------------
                                                                                             $199,242              $162,853
                                                                                 ---------------------   -------------------
                                                                                 ---------------------   -------------------



                                                                                  MARCH 31,
                                                                                    1999                DECEMBER 31,
                                                                                 (UNAUDITED)                1998
                                                                             --------------------    -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

           Current debt installments                                                        $405                   $280
           Accounts payable                                                               13,136                 16,415
           Accrued payroll, bonus and employee benefit plan contributions                  7,236                 13,342
           Billings in excess of costs and estimated earnings on
                           uncompleted contracts                                          19,118                 17,493
           Other accrued liabilities                                                       7,486                  5,650
                                                                             --------------------    -------------------
                           Total current liabilities                                      47,381                 53,180
                                                                             --------------------    -------------------

Deferred compensation liability                                                            5,876                  5,175
Other long-term liabilities                                                                1,790                      -
Long-term debt                                                                            54,891                 19,540
                                                                             --------------------    -------------------
                           Total liabilities                                             109,938                 77,895


Stockholders' equity

           Common stock of $.25 par value; authorized
                50,000,000 shares, issued 10,895,219 in 1999
                and 10,662,400 in 1998                                                     2,724                  2,666
           Additional paid-in capital                                                     30,733                 27,457
           Foreign currency translation                                                      (96)                   127
           Unearned compensation                                                            (255)                  (287)
           Retained earnings                                                              56,198                 54,995
                                                                             --------------------    -------------------
                           Total stockholders' equity                                     89,304                 84,958
                                                                             --------------------    -------------------


                                                                                        $199,242               $162,853
                                                                             --------------------    -------------------
                                                                             --------------------    -------------------

                             HARMON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)

                                                                                           MARCH 31,                MARCH 31,
                                                                                             1999                     1998
                                                                                           ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                $  1,203                 $  2,812
Adjustments to reconcile net earnings to net cash
       provided by operating activities:
            Depreciation and amortization                                                      2,002                    1,765
            Earned stock compensation                                                             64                     --
Changes in assets and liabilities:
            Trade receivables                                                                 (1,095)                    (548)
            Inventories                                                                       (2,884)                  (2,173)
            Estimated costs, earnings and billings on contracts                               (1,840)                  (1,398)
            Prepaid expenses                                                                  (1,140)                  (1,085)
            Accounts payable                                                                  (4,257)                  (2,971)
            Accrued payroll and benefits                                                      (6,803)                  (4,347)
            Current income taxes                                                                 336                    1,166
            Other accrued liabilities                                                           (577)                  (1,397)
            Deferred compensation liability                                                      701                      411
                                                                                           ---------                ---------
                  Total adjustments                                                          (15,493)                 (10,577)
                                                                                           ---------                ---------
                       Net cash provided by (used in) operating activities                   (14,290)                  (7,765)
                                                                                           ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                          (2,568)                  (2,437)
Proceeds from sale of property, plant and equipment                                                5                       --
Deferred compensation contributions                                                             (986)                    (725)
Acquisition of businesses                                                                    (14,620)                      --
Other investing activities                                                                      (414)                    (290)
                                                                                           ---------                ---------
                       Net cash used in investing activities                                 (18,583)                  (3,452)
                                                                                           ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                           284                       37
Borrowings under line of credit agreements                                                    46,586                   21,683
Repayments under line of credit agreements                                                   (11,150)                 (15,595)
Principal payments of long-term debt                                                             (56)                    (186)
                                                                                           ---------                ---------
                       Net cash (used in) provided by financing activities                    35,664                    5,939
                                                                                           ---------                ---------

                                                                                           ---------                ---------
Foreign currency translation adjustment                                                         (223)                      61
                                                                                           ---------                ---------
Net increase (decrease) in cash and cash equivalents                                           2,568                   (5,217)
                                                                                           ---------                ---------
Cash and cash equivalents at beginning of period                                               1,669                    6,748
                                                                                           ---------                ---------
Cash and cash equivalents at end of period                                                  $  4,237                 $  1,531
                                                                                           ---------                ---------
                                                                                           ---------                ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest                                                                        $    734                 $   522
            Income taxes                                                                    $    271                 $   743
Acquisition of business financed by issuance of common stock                                $  3,018                    --


                             HARMON INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)

                                              Additional   Foreign                                     Total
                                     Common    Paid-in     Currency       Unearned      Retained   Stockholders'  Comprehensive
                                      Stock    Capital    Translation    Compensation   Earnings       Equity         Income
                                     ---------------------------------------------------------------------------  --------------
Balance at December 31, 1997          2,609    24,514        104            (224)         42,759      69,762
                                     ---------------------------------------------------------------------------
 Net earnings                                                                              2,812       2,812         $2,812
 Common stock issued:
     Acquisition of businesses           20     1,138                                                  1,158
     Stock options and other              1        36                                                     37
 Foreign currency translation                                149                                         149            149
                                                                                                                  --------------
 Comprehensive income                                                                                                $2,961
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
Balance at March 31, 1998            $2,630   $25,688       $253           ($224)        $45,571     $73,918
                                     ---------------------------------------------------------------------------
 Net earnings                                                                              4,602       4,602         $4,602
 Cash dividends paid                                                                        (580)       (580)
 Common stock issued:
      Deferred compensation                         7                                                      7
      Stock options and other             5       291                                                    296
 Foreign currency translation                               (115)                                       (115)          (115)
                                                                                                                  --------------
 Comprehensive income                                                                                                $4,487
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
Balance at June 30, 1998             $2,635   $25,986       $138           ($224)        $49,593     $78,128
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
 Net earnings                                                                              2,468       2,468         $2,468
 Common stock issued:
      Deferred compensation               2       176                        (70)                        108
      Stock options and other             1        24                                                     25
 Foreign currency translation                                126                                         126            126
                                                                                                                  --------------
 Comprehensive income                                                                                                $2,594
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
Balance at September 30, 1998        $2,638   $26,186       $264           ($294)        $52,061     $80,855
                                     ---------------------------------------------------------------------------
 Net earnings                                                                              3,520       3,520         $3,520
 Cash dividends paid                                                                        (586)       (586)
 Common stock issued:
     Acquisition of businesses          24        976                                                  1,000
     Deferred compensation                                                     7                           7
     Stock options and other             4        295                                                    299
 Foreign currency translation                               (137)                                       (137)          (137)
                                                                                                                  --------------
 Comprehensive income                                                                                                $3,383
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
Balance at December 31, 1998         $2,666   $27,457       $127           ($287)        $54,995     $84,958
                                     ---------------------------------------------------------------------------
 Net earnings                                                                              1,203       1,203         $1,203
 Common stock issued:
     Acquisition of businesses           50     2,968                                                  3,018
     Deferred compensation                                                    32                          32
     Stock options and other              8       308                                                    316
 Foreign currency translation                               (223)                                       (223)          (223)
                                                                                                                  --------------
 Comprehensive income                                                                                                $  980
                                     ---------------------------------------------------------------------------  --------------
                                                                                                                  --------------
Balance at March 31, 1999            $2,724   $30,733       ($96)          ($255)        $56,198     $89,304
                                     ---------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1999

Harmon Industries, Inc. (`Harmon' or `the Company') recorded net sales for the quarter of $59.0 million, a decrease of $1.6 million, or 2.7%, from the first quarter of 1998. The decline in net sales is the result of decreased sales in the international segment, principally as a result of a decrease in shipments to a major customer of the Company's subsidiary in the United Kingdom.

Gross profit for the quarter decreased by 3.7% to $12.0 million in 1999 from $12.4 million in 1998. This decrease in gross profit was the result of the decrease in net sales in the international segment and the impact of lower gross profit margins domestically. The Company's consolidated gross profit margin decreased to 20.3% from 20.5% in the prior year quarter. The decline in gross profit margin is primarily the result of an increase in the sales mix toward services, systems and pass-through sales. Research and development expenditures (R&D) for the quarter decreased to $1.9 million from $2.1 million in the same quarter one year ago as the Company began work on recent orders for products that were previously under development. As a result, R&D as a percent of net sales decreased to 3.3% in the first quarter of 1999 from 3.5% in the first quarter of 1998.

Selling, general and administrative expenses (SG&A) were $9.2 million during the 1999 quarter compared with $7.5 million during the prior year quarter. Much of the increase in SG&A was represented by personnel and occupancy expenses necessary to support the revenue growth experienced in 1998 and planned for 1999. SG&A as a percent of net sales increased from 12.5% during the 1998 quarter to 15.6% during the 1999 quarter as a result of higher expense combined with lower sales.

Amortization expense increased to $409 thousand from $217 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended March 31, 1999. The Company expects further increases in amortization expense in subsequent quarters as a result of acquisitions completed in the first quarter of 1999.

Net interest expense (interest expense less investment income) for the quarter increased to $500 thousand from $268 thousand for the prior year quarter as a result of higher borrowings required to support increased working capital and to fund recent acquisitions. The Company expects similar increases in interest expense for the remainder of 1999 as a result of acquisitions completed in the first quarter of 1999.

The effective tax rate for the quarter increased to 40.5% in 1999 from 36.1% in 1998. This increase is due to anticipated higher state income taxes resulting from several acquisitions.

Net income decreased 57.2% to $1.2 million from $2.8 million in the prior year quarter. Diluted earnings per common share decreased 59.3% to $0.11 from $0.27.

Orders for the Company's products and services during the quarter ended March 31, 1999 increased to $79.2 million from $77.5 million during the 1998 quarter. The Company's order backlog was a record $188.0 million at March 31, 1999 compared with $131.8 million at December 31, 1998 and $89.4 million one year ago. The growth in backlog from December 31, 1998 to March 31, 1999 is the result of orders exceeding shipments during the first quarter of 1999 combined with backlog obtained from three acquisitions during the quarter.

The Company manages its operations through two business segments: domestic and international. Each unit sells train control and train signal products as well as services to railroads and transit authorities. The international business segment sells the Company's products and services outside the U.S. The Company is reporting business segment information in accordance with the provisions of Financial Accounting Standards No. 131, Disclosures about segments of an Enterprise and Related Information which was issued in June 1997. Prior to a series of acquisitions and establishment of new foreign subsidiaries, which occurred between 1995 and 1998, the Company had only one business segment. Because of the desire to market its products and services on a global scale, the Company began to manage its operations using the domestic and international approach in fiscal year 1997. Harmon Industries evaluates performance based upon net operating profit. Administrative functions such as finance, treasury and information systems are centralized. However, where applicable portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. Summary financial information for the segments is as follows (dollars in thousands):


                                       Three months ended    Three months ended
                                         March 31, 1999        March 31, 1998

USA OPERATIONS
Net Sales                                    56,228                56,065
Operating Income/(Loss)                       2,755                 3,969
Assets                                      193,226               133,966
Accounts Receivable                          54,345                43,866
Inventory                                    45,612                41,109

INTERNATIONAL OPERATIONS
Net Sales                                     2,725                 4,493
Operating Income/(Loss)                        (234)                  701
Assets                                        6,016                 7,002
Accounts Receivable                           3,977                 3,251
Inventory                                       510                   376



CONSOLIDATED
Net Sales                                    58,953                60,558
Operating Income/(Loss)                       2,521                 4,670
Assets                                      199,242               140,968
Accounts Receivable                          58,322                47,117
Inventory                                    46,122                41,485


FINANCIAL CONDITION AT MARCH 31, 1999

At March 31, 1999, the Company had $39.1 million in liquidity. This consisted of $4.2 million in cash and cash equivalents plus $34.9 million available under bank lines of credit. The current ratio at March 31, 1999 was 2.60 to 1 compared to 2.05 to 1 at December 31, 1998 and 2.45 to 1 at March 31, 1998. The increase in the current ratio from December 31, 1998 to March 31, 1999 is principally the result of increases in accounts receivable and inventories, primarily resulting from the acquisitions discussed below, combined with decreases in trade accounts payable and accrued payroll, bonus and benefit plan obligations from 1998 year-end levels. Cash used in operating activities for the three months ended March 31, 1999 was $14.3 million compared to $7.8 million for the same period one year ago.

ACQUISITIONS

During the quarter ended March 31, 1999, the Company completed three acquisitions.

On March 12, 1999, the Company acquired all of the issued and outstanding stock of Syseca, Inc. (`Syseca'). Syseca is a leader in the design and installation of operations control systems for the transportation and energy markets. Its capabilities for the rail transportation industry include train control, centralized traffic control, train movement planning, automatic train supervision, supervisory control and data acquisition systems, network optimization and automatic vehicle identification systems. Syseca has locations in Marina del Rey, CA and Carrollton, TX.

On March 18, 1999, the Company acquired the business of DJR, Inc. (`DJR') of Glenelg, MD. DJR installs and maintains products and equipment used on railroads and by railroad-related industries. Its customers are located throughout the mid-Atlantic region.

On March 25, 1999, the Company acquired the business of Golden Gate Switchgear Co., Inc. (Golden Gate') of Napa, CA. Golden Gate is a manufacturer of AC and DC switchgear for electrified rail and commercial applications.

These acquisitions did not have a significant impact on the Company's operating results during the quarter ended March 31, 1999.

SUBSEQUENT EVENTS

On April 30, 1999, the Company acquired majority control of Angiolo Siliani S.p.A. and Siliani Elettronica ed Impianti S.p.A. (collectively, `Siliani'). With locations in Florence and Genoa, Italy, Siliani was, prior to the acquisitions, the largest independent Italian rail supply company with revenues in excess of $30 million. The companies will be renamed Siliani Harmon and will continue to operate in their primary markets of train control and train inspection products and services.

YEAR 2000 ISSUE

Year 2000 issue or Y2k refers to the practice in many existing computer programs that uses only the last two digits when designating a year. Therefore, these programs cannot distinguish a year that begins with 19 from a year that begins with 20. If not corrected, many computer applications could fail or create erroneous results beginning January 1, 2000.

BACKGROUND
In 1997, the Company's Management Information Systems Steering Team developed a long-range plan to consolidate substantially all of its domestic operations onto a single computer operating system. The software vendor chosen was the one that currently supplies the largest of the Company's three primary operating systems. The benefits of this consolidation are increased efficiency and uniformity throughout the Company, particularly in the areas of manufacturing, inventory management and engineering, as well as achieving Y2k compliance.

READINESS
PROJECT MANAGEMENT: To properly manage and coordinate the Company's Y2k efforts, the Management Information Systems Steering Team, using a formal team structure, appointed a Director of Y2k Compliance who is accountable to the chief executive officer and executive staff for Y2k compliance. This person supervises various sub-teams in the following areas:

SYSTEM Y2K COMPLIANCE: To achieve Y2k compliance, the Company completed one systems upgrade in September 1998, one systems conversion in May 1999 and will perform another upgrade in June 1999. An inventory of workstation hardware identified over 300 personal computers that require installation of Y2k compliant systems boards. These boards are scheduled to be installed by September 1999.

PRODUCT Y2K COMPLIANCE: A review by the Company of the products it sells has thus far identified a minimal number of areas of Y2k non-compliance. One area involves a vendor-supplied operating system. The Company is currently awaiting a proposed solution from the manufacturer. An installed base of fewer than ten is affected by this issue. All customers have been informed of this problem and are being kept up-to-date with the progress. Another potential issue involves a clock chip that the Company has been informed is not Y2k compliant. The Company is conducting a review to determine if and when this component may have been used in any of its products. Additional product modifications may be necessary following completion of tests which are in progress by certain customers. The Company believes that none of the Y2k issues described above, if not corrected, would jeopardize the systems of any of its customers or the safety of the public at large. While final action plans are not yet complete, the Company does not believe the costs necessary to achieve Y2k compliance for its products will be material to the Company's financial statements on a consolidated basis.

SUPPLIER Y2K COMPLIANCE: The Company is nearing completion of a survey of all significant vendors to determine if the Company's operations could be materially impacted by the failure of key vendors to achieve Y2k compliance. The next step is to determine which vendor responses require follow-up or audit. Where necessary, alternate suppliers or other contingency plans are scheduled to be finalized by September 1999.

FACILITY Y2K COMPLIANCE: The Company is presently testing manufacturing and production equipment, telephone systems, security systems, and other peripheral devices associated with the Company's facilities for Y2k compliance.

CUSTOMER AND INVESTOR REQUESTS FOR Y2K COMPLIANCE INFORMATION: The Company has designated two members of senior management as points of contact for Y2k compliance information requests from external constituents; one for customers and one for current and prospective shareholders.

COSTS
As discussed above, Y2k compliance is one of two benefits achieved by the Company's upgrade and conversion efforts. While the Company is monitoring the costs of these projects against established budgets, it is not possible to allocate these costs between the two objectives; the benefits of a common operating system and the requirement for Y2k compliance. The Company incurred operating expenses of approximately $1.1 million in 1998 and has budgeted operating expenses of $1.1 million in 1999. These costs will be funded by cash flow from operations.

RISKS
The Company's primary Y2k risks are in the timing of the conversion and upgrade planned for 1999 and the potential for failure of key vendors to achieve Y2k compliance. Operations of the Company's Riverside, CA location could be impacted if the upgrade is not completed by the time it is necessary to enter dates beyond December 31, 1999. The Company believes the impact of Y2k non-compliance at this location would be limited to decreased productivity and the substitution of manual processes for certain automated ordering and planning processes. The evaluation of the Company's exposure resulting from non-compliance by key vendors is in process and the impact, if any, is therefore not yet known.

CONTINGENCY PLANS
The Company is upgrading the operating system at its Riverside, CA location to be Y2k compliant to minimize the chance of any disruptions in production if the conversion of that location to the chosen common operating system is delayed. The Company is also identifying alternative suppliers for certain critical components.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit
         Number      Exhibit                                                       Page(s)
         -------     -------                                                       -------
           11        Computation of per share earnings                               13
           27        Financial Data Schedule                                         14


(b)      Reports on Form 8-K:

On March 29, 1999, the Company filed a report on Form 8-K containing Item 2, Acquisition or Disposition of Assets, to report the acquisition of Syseca, Inc. on March 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HARMON INDUSTRIES, INC.

Date: May 17, 1999                 /s/Bjorn E. Olsson
                                   ----------------------------------------
                                   Bjorn E. Olsson,
                                   President and Chief Executive Officer


Date: May 17, 1999                 /s/Charles M. Foudree
                                   -------------------------------------
                                   Charles M. Foudree,
                                   Executive Vice President-Finance


Date: May 17, 1999                 /s/Stephen L. Schmitz
                                   --------------------------------------
                                   Stephen L. Schmitz,
                                   Vice President-Controller
