Form 10-Q
period 1999-06-30
HARMON INDUSTRIES INC
filed 1999-08-16
CIK 45635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended: June 30, 1999    Commission File Number: 0-7916
                                -------------                            ------


                             HARMON INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                   Missouri                                44-0657800
                   --------                                ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

1600 NE Coronado Drive, Blue Springs, Missouri                64014
----------------------------------------------                -----
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

Number of shares of Registrant's common stock outstanding as of June 30, 1999:
11,089,806
----------

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at June 30, 1999 and December 31, 1998 as well as the results of its operations for the interim periods ended June 30, 1999 and June 30, 1998. The Consolidated Balance Sheet as of December 31, 1998 is derived from the audited Consolidated Balance Sheet as of that date.

                            HARMON INDUSTRIES, INC.
                      Consolidated Statements of Earnings
                    For periods ended June 30, 1999 and 1998
                  Amounts in thousands (except per share data)
                                  (Unaudited)



                                                Three months ended June 30,      Six months ended June 30,
                                              ------------------------------    ----------------------------
                                                  1999              1998            1999            1998
                                              -------------     ------------    ------------   -------------
Net sales                                        $79,779          $73,705         $138,732        $134,263
Cost of sales                                     63,335           55,324          108,369         101,338
Research and development expenditures              2,355            2,376            4,292           4,483
                                                 -------          -------         --------        --------
  Gross profit                                    14,089           16,005           26,071          28,442

Selling, general and
  administrative expenses                          9,763            8,426           18,932          15,967
Amortization of cost in
  excess of fair value of
  net assets acquired                                586              217              994             434
Miscellaneous (income) expense-net                   (68)             (27)            (186)            (18)
                                                 -------          -------         --------        --------
  Operating income                                 3,808            7,389            6,331          12,059

Interest expense                                  (1,073)            (352)          (1,636)           (656)
Investment income                                     66               75              128             111
                                                 -------          -------         --------        --------

  Earnings before income taxes and
  minority interest                                2,801            7,112            4,823          11,514

Income tax expense                                 1,387            2,510            2,206           4,100

Minority interest in income of
  consolidated subsidiaries                          (35)              --              (35)             --
                                                 -------          -------         --------        --------

Net earnings                                     $ 1,379          $ 4,602         $  2,582        $  7,414
                                                 =======          =======         ========        ========

Net earnings per common share:
   Basic                                           $0.13            $0.44            $0.24           $0.71
   Diluted                                         $0.12            $0.43            $0.23           $0.70

Shares used for computation:
   Basic                                          11,012           10,524           10,873          10,503
   Diluted                                        11,111           10,685           10,988          10,647

                             HARMON INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             IN THOUSANDS OF DOLLARS



                                                                        JUNE 30,
                                                                          1999                DECEMBER 31,
                                                                       (UNAUDITED)               1998
                                                                       -----------            -----------
Assets
Current assets:
     Cash and cash equivalents                                          $  8,833               $  1,669
     Trade receivables, less allowance for doubtful accounts
          of $381 in 1999 and $351 in 1998                                59,804                 52,229
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                           24,481                  9,649
     Inventories:
          Work in process                                                  5,001                  6,372
          Raw materials and supplies                                      49,271                 36,640
                                                                        --------               --------
                                                                          54,272                 43,012


     Income tax receivable                                                     -                    597
     Deferred tax asset                                                    1,065                    587
     Prepaid expenses and other current assets                             2,384                  1,301
                                                                        --------               --------
                     Total current assets                                150,839                109,044
                                                                        --------               --------

Property, plant and equipment, at cost:
     Land                                                                    550                    465
     Buildings                                                            11,856                 11,671
     Machinery and equipment                                              21,347                 18,830
     Office furniture and equipment                                       30,550                 25,246
     Transportation equipment                                              3,781                  1,709
     Leasehold improvements                                                4,267                  3,938
                                                                        --------               --------
                                                                          72,351                 61,859
     Less accumulated depreciation and amortization                       39,578                 35,284
                                                                        --------               --------
               Net property, plant and equipment                          32,773                 26,575

Deferred tax asset                                                         5,246                    654

Cost in excess of fair value of net assets acquired,
     net of accumulated amortization of
     $5,206 in 1999 and $4,212 in 1998                                    36,789                 17,327
Deferred compensation asset                                                7,930                  6,839
Other assets                                                               3,383                  2,414

                                                                        --------               --------
                                                                        $236,960               $162,853
                                                                        ========               ========




                                                                        JUNE 30,
                                                                          1999                DECEMBER 31,
                                                                       (UNAUDITED)                1998
                                                                       -----------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current debt installments                                          $  6,478               $    280
     Accounts payable                                                     27,782                 16,415
     Accrued payroll, bonus and employee benefit plan
          contributions                                                   10,442                 13,342
     Billings in excess of costs and estimated earnings
          on uncompleted contracts                                        18,720                 17,493
     Federal and state income taxes payable                                  327                      -
     Other accrued liabilities                                             9,606                  5,650
                                                                        --------               --------
                     Total current liabilities                            73,355                 53,180
                                                                        --------               --------

Deferred compensation liability                                            6,035                  5,175
Other long-term liabilities                                                4,589                      -
Long-term debt                                                            60,744                 19,540
                                                                        --------               --------
                     Total liabilities                                   144,723                 77,895


Minority interests                                                           969                      -


Stockholders' equity
     Common stock of $.25 par value; authorized
          50,000,000 shares, issued 11,089,806 in 1999
          and 10,662,400 in 1998                                           2,772                  2,666

     Additional paid-in capital                                           32,906                 27,457
     Treasury stock at cost; 30,000 shares                                  (641)                     -

     Foreign currency translation                                           (463)                   127
     Unearned compensation                                                  (218)                  (287)
     Retained earnings                                                    56,912                 54,995
                                                                        --------               --------
                     Total stockholders' equity                           91,268                 84,958





                                                                        --------               --------
                                                                        $236,960               $162,853
                                                                        ========               ========

                             HARMON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                             IN THOUSANDS OF DOLLARS
                                   (UNAUDITED)



                                                                                           JUNE 30,                 JUNE 30,
                                                                                             1999                     1998
                                                                                          ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                              $  2,582                 $  7,414
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
        Depreciation and amortization                                                        4,472                    3,642
        (Gain) loss on sale of property, plant and equipment                                    10                        8
        Earned stock compensation                                                              101                       --
Changes in assets and liabilities:
        Trade receivables                                                                   11,494                      714
        Inventories                                                                         (2,764)                  (1,786)
        Estimated costs, earnings and billings on contracts                                (11,501)                    (598)
        Prepaid expenses                                                                      (661)                    (865)
        Accounts payable                                                                     1,617                   (3,721)
        Accrued payroll and benefits                                                        (8,726)                  (2,018)
        Current income taxes                                                                   216                    1,877
        Other accrued liabilities                                                            1,543                     (206)
        Deferred compensation liability                                                        860                      757
                                                                                          --------                 --------
              Total adjustments                                                             (3,339)                  (2,196)
                                                                                          --------                 --------
                   Net cash provided by (used in) operating activities                        (757)                   5,218
                                                                                          --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                        (6,332)                  (4,409)
Proceeds from sale of property, plant and equipment                                              5                        4
Deferred compensation contributions                                                         (1,091)                    (969)
Acquisition of businesses                                                                  (20,857)                      --
Other investing activities                                                                      46                     (837)
                                                                                          --------                 --------
                   Net cash used in investing activities                                   (28,229)                  (6,211)
                                                                                          --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                         289                      333
Purchase of treasury stock                                                                    (641)                      --
Borrowings under line of credit agreements                                                  77,960                   43,906
Repayments under line of credit agreements                                                 (39,996)                 (43,906)
Principal payments of long-term debt                                                          (207)                  (1,297)
Cash dividends paid                                                                           (665)                    (580)
                                                                                          --------                 --------
                   Net cash (used in) provided by financing activities                      36,740                   (1,544)
                                                                                          --------                 --------

                                                                                          --------                 --------
Foreign currency translation adjustment                                                       (590)                      36
                                                                                          --------                 --------

Net increase (decrease) in cash and cash equivalents                                         7,164                   (2,501)
                                                                                          --------                 --------
Cash and cash equivalents at beginning of period                                             1,669                    6,748
                                                                                          --------                 --------
Cash and cash equivalents at end of period                                                $  8,833                 $  4,247
                                                                                          ========                 ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest                                                                          $  1,496                 $    716
        Income taxes                                                                      $    531                 $  4,335
Acquisition of business financed by issuance of common stock                              $  5,234                 $  1,158

                             HARMON INDUSTRIES, INC.
                 Consolidated Statements of Stockholders' Equity
                             In thousands of dollars
                                   (Unaudited)


                                                     Additional    Foreign                                 Total
                                           Common     Paid-in     Currency       Unearned    Retained   Stockholders'  Comprehensive
                                           Stock      Capital    Translation  Compensation   Earnings     Equity          Income
                                        ---------------------------------------------------------------------------    -------------
Balance at December 31, 1997                2,609      24,514        104            (224)       42,759      69,762
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              2,812       2,812         $2,812
       Common stock issued:
            Acquisition of businesses          20       1,138                                                1,158
            Stock options and other             1          36                                                   37
       Foreign currency translation                                  149                                       149            149
                                                                                                                       ----------
       Comprehensive income                                                                                                $2,961
                                        ---------------------------------------------------------------------------    ==========
Balance at March 31, 1998                  $2,630     $25,688       $253           ($224)      $45,571     $73,918
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              4,602       4,602         $4,602
       Cash dividends paid                                                                        (580)       (580)
       Common stock issued:
            Deferred compensation                           7                                                    7
            Stock options and other             5         291                                                  296
       Foreign currency translation                                 (115)                                     (115)          (115)
                                                                                                                       ----------
       Comprehensive income                                                                                                $4,487
                                        ---------------------------------------------------------------------------    ==========
Balance at June 30, 1998                   $2,635     $25,986       $138           ($224)      $49,593     $78,128
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              2,468       2,468         $2,468
       Common stock issued:
            Deferred compensation               2         176                        (70)                      108
            Stock options and other             1          24                                                   25
       Foreign currency translation                                  126                                       126            126
                                                                                                                       ----------
       Comprehensive income                                                                                                $2,594
                                        ---------------------------------------------------------------------------    ==========
Balance at September 30, 1998              $2,638     $26,186       $264           ($294)      $52,061     $80,855
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              3,520       3,520         $3,520
       Cash dividends paid                                                                        (586)       (586)
       Common stock issued:
            Acquisition of businesses          24         976                                                1,000
            Deferred compensation                                                      7                         7
            Stock options and other             4         295                                                  299
       Foreign currency translation                                 (137)                                     (137)          (137)
                                                                                                                       ----------
       Comprehensive income                                                                                                $3,383
                                        ---------------------------------------------------------------------------    ==========
Balance at December 31, 1998               $2,666     $27,457       $127           ($287)      $54,995     $84,958
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              1,203       1,203         $1,203
       Common stock issued:
            Acquisition of businesses          50       2,968                                                3,018
            Deferred compensation                                                     32                        32
            Stock options and other             8         308                                                  316
       Foreign currency translation                                 (223)                                     (223)          (223)
                                                                                                                       ----------
       Comprehensive income                                                                                                  $980
                                        ---------------------------------------------------------------------------    ==========
Balance at March 31, 1999                  $2,724     $30,733       ($96)          ($255)      $56,198     $89,304
                                        ---------------------------------------------------------------------------
       Net earnings                                                                              1,379       1,379         $1,379
       Cash dividends paid                                                                        (665)       (665)
       Purchase of Treasury stock              (8)       (633)                                                (641)
       Common stock issued:
            Acquisition of businesses          56       2,160                                                2,216
            Deferred compensation                                                     37                        37
            Stock options and other                         5                                                    5
       Foreign currency translation                                 (367)                                     (367)          (367)
                                                                                                                       ----------
       Comprehensive income                                                                                                $1,012
                                        ---------------------------------------------------------------------------    ==========
Balance at June 30, 1999                   $2,772     $32,265      ($463)          ($218)      $56,912     $91,268
                                        ===========================================================================


                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended June 30, 1999

Harmon Industries, Inc. ('Harmon' or 'the Company') recorded net sales for the quarter of $79.8 million, an increase of $6.1 million, or 8.2%, from the second quarter of 1998. The increase in net sales is the result of a decrease in product shipments of $7.9 million combined with an increase in deferred contract revenue of $14.0 million. This decrease in product shipments is largely attributable to shipments in connection with a significant freight railroad project that was completed in 1998. This increase in deferred contract revenue resulted from design, engineering and other work on several major transit projects. Excluding acquisitions, comparable revenues were $59.5 million.

Gross profit for the quarter decreased by 12.0% to $14.1 million in 1999 from $16.0 million in 1998. This decrease in gross profit was the result of the impact of lower gross profit margins. The Company's consolidated gross profit margin decreased to 17.7% from 21.7% in the prior year quarter. The decline in gross profit margin is primarily the result of a $2.5 million charge in the 1999 quarter for a performance issue with a subcontractor in connection with a major transit project that led to delays and rework. Also contributing to the decline was an increase in the sales mix toward lower margin services, systems and pass-through sales. While the Company employs a greater number of engineers in 1999 compared to 1998, R&D expenditures are unchanged at $2.4 million as the Company began work on recent orders for products that were previously under development. As a result, R&D as a percent of net sales decreased to 3.0% in the second quarter of 1999 from 3.2% in the second quarter of 1998.

Selling, general and administrative expenses (SG&A) were $9.8 million during the 1999 quarter compared with $8.4 million during the prior year quarter. Much of the increase in SG&A consisted of personnel and occupancy expenses associated with acquisitions completed during the first half of 1999. As a result of SG&A expenses increasing at a rate greater than the sales increase, SG&A as a percent of net sales increased from 11.4% during the 1998 quarter to 12.2% during the 1999 quarter.

Amortization expense increased to $586 thousand from $217 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended June 30, 1999. The Company expects further increases in amortization expense in subsequent quarters as a result of acquisitions completed in the second quarter of 1999.

Net interest expense (interest expense less investment income) for the quarter increased to $1.0 million from $277 thousand for the prior year quarter as a result of higher borrowings required to support increased working capital and to fund recent acquisitions. For the remainder of 1999, the Company expects similar increases in interest expense over the prior year as a result of acquisitions completed in the first half of 1999.

The effective tax rate for the quarter increased to 49.5% in 1999 from 35.3% in 1998. This increase is due to a high effective tax rate for the Company's majority-owned Italian subsidiary acquired on April 30, 1999. For the full year 1999, the Company expects an effective tax rate of 40% to 41%.

Net income decreased 70.0% to $1.4 million from $4.6 million in the prior year quarter. Diluted earnings per common share decreased 72.1% to $0.12 from $0.43. Approximately $0.03 of the decrease in diluted earnings per common share is attributable to acquisitions made during the first quarter of 1999. The Company currently estimates that profits from these acquisitions during the second half of 1999 will result in a break even performance for the acquisitions, in aggregate, for the full year.

During the quarter ended June 30, 1999, orders for the Company's products and services increased 85.5% to $116.5 million from $62.8 million during the same period of 1998. Excluding acquisitions, comparable orders for the quarter increased 45.7% to $91.5 million.

Results of Operations: Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 1999 were $138.7 million, an increase of $4.5 million, or 3.3%, from the same period in 1998. The increase in net sales is the result of a decrease in product shipments of $9.5 million combined with an increase in deferred contract revenue of $14.0 million for the reasons discussed above.

Gross profit for the six month period ended June 30, 1999 decreased by 8.3% to $26.1 million from $28.4 million in 1998. This decrease in gross profit was the result of the impact of lower gross profit margins. The Company's consolidated gross profit margin decreased to 18.8% from 21.2% in the prior year period. The decline in gross profit margin is primarily the result of a $2.5 million charge in the second quarter of 1999 for a performance issue with a subcontractor in connection with a major transit project that led to delays and rework. Additionally, an increase in the sales mix toward lower margin services, systems and pass-through sales negatively impacted gross margin. Research and development expenditures (R&D) for the period decreased to $4.3 million from $4.5 million in the same period one year ago as the Company began work on recent orders for products that were previously under development. As a result, R&D as a percent of net sales decreased to 3.1% in the period from 3.3% in the same period of 1998.

Selling, general and administrative expenses (SG&A) were $18.9 million during the six months ended June 30, 1999 compared with $16.0 million during the prior year period. Much of the increase in SG&A was represented by personnel and occupancy expenses necessary to support the revenue growth experienced in 1998 and planned for 1999 as well as expenses associated with acquisitions completed during the first half of 1999. As a result, SG&A as a percent of net sales increased from 11.9% during the 1998 period to 13.6% during the 1999 period.

Amortization expense increased to $994 thousand from $434 thousand in the same period one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended June 30, 1999.

Net interest expense (interest expense less investment income) for the six months ended June 30, 1999 increased to $1.5 million from $545 thousand for the prior year period as a result of higher borrowings required to support increased working capital and to fund recent acquisitions.

The effective tax rate for the six months ended June 30, 1999 increased to 45.7% from 35.6% in 1998. This increase is due to a high effective tax rate for the Company's majority-owned Italian subsidiary acquired on April 30, 1999. For the full year 1999, the Company expects an effective tax rate of 40% to 41%.

For the six months ended June 30, 1999, net income decreased 65.2% to $2.6 million from $7.4 million in the prior year. Diluted earnings per common share decreased 67.1% to $0.23 from $0.70.

During the six months ended June 30, 1999, orders for the Company's products and services increased 39.4% to $195.7 million from $140.4 million during the same period of 1998. Excluding orders received by companies acquired in 1998 and year-to-date 1999, orders for the first half increased 10.4% to $155.0 million. The Company's order backlog was a record $254.0 million at June 30, 1999 compared with $131.8 million at December 31, 1998 and $77.0 million one year ago. The growth in backlog from December 31, 1998 to June 30, 1999 is the result of orders exceeding shipments during the first half of 1999 combined with backlog obtained from acquisitions during the period.

Segment Information

The Company manages its operations through two business segments: domestic and international. Each unit sells train control and train signal products as well as services to railroads and transit authorities. The international business segment sells the Company's products and services outside the U.S. The Company is reporting business segment information in accordance with the provisions of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information which was issued in June 1997. The Company evaluates performance based upon net operating profit. Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment. Summary financial information for the segments is as follows (dollars in thousands):



                                    Three months ended     Three months ended
                                      June 30, 1999          June 30, 1998
                                      -------------          -------------
USA Operations
Net Sales                                    $70,782                $69,644
Operating Income/(Loss)                        3,450                  6,849

International Operations
Net Sales                                      8,997                  4,061
Operating Income/(Loss)                          360                    540

Consolidated
Net Sales                                     79,779                 73,705
Operating Income/(Loss)                        3,810                  7,389


                                     Six months ended      Six months ended
                                      June 30, 1999          June 30, 1998
                                      -------------          -------------
USA Operations
Net Sales                                   $127,010               $125,709
Operating Income/(Loss)                        6,205                 10,818
Assets                                       201,880                135,984
Accounts Receivable                           44,595                 42,332
Inventory                                     45,337                 40,537

International Operations
Net Sales                                     11,722                  8,554
Operating Income/(Loss)                          126                  1,241
Assets                                        35,080                  6,991
Accounts Receivable                           15,209                  2,562
Inventory                                      8,935                    315

Consolidated
Net Sales                                    138,732                134,263
Operating Income/(Loss)                        6,331                 12,059
Assets                                       236,960                142,972
Accounts Receivable                           59,804                 44,894
Inventory                                     54,272                 40,852

Financial Condition at June 30, 1999

At June 30, 1999, the Company had $38.2 million in liquidity. This consisted of $8.8 million in cash and cash equivalents plus $29.4 million available under bank lines of credit. The current ratio at June 30, 1999 was 2.06 to 1 compared to 2.05 to 1 at December 31, 1998 and 2.26 to 1 at June 30, 1998. Cash used in operating activities for the six months ended June 30, 1999 was $757 thousand compared to cash provided by operating activities of $5.2 million for the same period one year ago. This decrease is largely attributable to lower earnings and a larger decrease in accrued payroll and benefits in 1999 compared to 1998. For the six months ended June 30, 1999, $11.5 million of cash used as a result of an increase in contracts in progress was offset by an $11.5 million decrease in trade accounts receivable.

Acquisitions

On April 30, 1999, the Company acquired majority control of Angiolo Siliani S.p.A. and Siliani Elettronica ed Impianti S.p.A. (collectively, 'Siliani'). With locations in Florence and Genoa, Italy, Siliani was, prior to the acquisitions, the largest independent Italian rail supply company with revenues in excess of $30 million. The companies are now doing business as Siliani Harmon and will continue to operate in their primary markets of train control and train inspection products and services. The Company may be obligated, pursuant to certain conditions, to purchase the remaining minority interest in 2005 at a price determined by a formula based on the future performance of Siliani Harmon.

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

System Y2k Compliance: To achieve Y2k compliance, the Company has completed three systems upgrades and one systems conversion. The conversion or upgrade of an ancillary system along with certain tests are scheduled to be completed prior to the end of 1999. The Company is also evaluating two other systems to determine if action is required to ensure Y2k compliance. An inventory of workstation hardware identified over 300 personal computers that require installation of Y2k compliant systems boards. These boards are scheduled to be installed by September 1999.

Product Y2k Compliance: A review by the Company of the products it sells identified no primary function (i.e., safety critical) aspects of Y2k non-compliance and a minimal number of secondary function (i.e., non-safety critical) areas of Y2k non-compliance. The Company is informing customers effected by the secondary function non-compliance. The Company believes that none of the Y2k issues described above, if not corrected, would jeopardize the systems of any of its customers or the safety of the public at large. The Company does not believe the costs necessary to achieve Y2k compliance for its products will be material to the Company's financial statements on a consolidated basis.

One of the Company's subsidiaries that provides integration services has notified its customers that it can make no assurances regarding Y2k compliance for products manufactured by other companies. Another subsidiary of the Company that develops software has notified effected customers they may have non-compliant versions of the software and has offered to make the software compliant at the customers' expense.

Supplier Y2k Compliance: The Company is nearing completion of a survey of all significant vendors to determine if the Company's operations could be materially impacted by the failure of key vendors to achieve Y2k compliance. Where necessary, alternate suppliers or other contingency plans are scheduled to be finalized by September 1999.

Facility Y2k Compliance: The Company tested manufacturing and production equipment, telephone systems, security systems, and other peripheral devices associated with the Company's facilities for Y2k compliance. The results of these tests revealed the need for equipment upgrades from several vendors. The necessary upgrades have been ordered and will be installed and tested prior to the end of 1999.

Customer and Investor Requests for Y2k Compliance Information: The Company has designated members of senior management as points of contact for Y2k compliance information requests from external constituents; one for customers and one for current and prospective shareholders.

Costs
As discussed above, Y2k compliance is one of two benefits achieved by the Company's upgrade and conversion efforts. While the Company is monitoring the costs of these projects against established budgets, it is not possible to allocate these costs between the two objectives; the benefits of a common operating system and the requirement for Y2k compliance. The Company incurred operating expenses of approximately $1.1 million in 1998 and has budgeted operating expenses of $1.1 million in 1999. These costs will be funded by cash flow from operations and borrowings, as necessary, under the Company's line of credit.

Risks
The Company's primary Y2k risks are related to systems and products. There is a risk that there may not be sufficient time for testing following conversions or upgrades with respect to two of the Company's systems. In the area of products, resolutions with customers regarding the need for software changes or assurances of Y2k compliance by other vendors in connection with integration projects may not be achieved on a timely basis.

Contingency Plans
In the area of suppliers, the Company is identifying alternative suppliers for certain critical components. Where this is not feasible, a safety stock of inventory will be established. In the area of systems, if either of the two systems yet to be reviewed is not compliant and a conversion cannot be completed in time, an upgrade of the existing system will be performed.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          Exhibit
          Number     Exhibit                                          Page(s)
          ------     -------                                          -------
            11       Computation of per share earnings                  14
            27       Financial Data Schedule                            15

(b)      Reports on Form 8-K:

On April 14, 1999, the Company filed a report on Form 8-K containing Item 5, Other Events, to report the adoption of a Shareholder Rights Agreement.

On May 13, 1999, the Company filed a report on Form 8-K containing Item 2, Acquisition or Disposition of Assets, to report the acquisition of majority control of Angiolo Siliani S.p.A. and Siliani Elettronica ed Impianti S.p.A. on April 30, 1999.

On May 14, 1999, the Company filed a report on Form 8-K/A to amend its Form 8-K filed March 29, 1999 to included required historical and pro forma financial information in connection with its acquisition of Syseca, Inc. on March 12, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HARMON INDUSTRIES, INC.




Date: August 11, 1999                  /s/Bjorn E. Olsson
                                       --------------------------------
                                       Bjorn E. Olsson,
                                       President and Chief Executive Officer


Date: August 11, 1999                  /s/Stephen L. Schmitz
                                       --------------------------------
                                       Stephen L. Schmitz,
                                       Executive Vice President-Finance