Form 10-Q
period 1999-09-30
HARMON INDUSTRIES INC
filed 1999-11-12
CIK 45635

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1999	Commission File Number: 0-7916

HARMON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Missouri	44-0657800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 NE Coronado Drive, Blue Springs, Missouri	64014
(Address of principal executive offices)	(Zip Code)
816-229-3345 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

    Number of shares of Registrant's common stock outstanding as of September 30, 1999: 11,348,459

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at September 30, 1999 and December 31, 1998 as well as the results of its operations for the interim periods ended September 30, 1999 and September 30, 1998. The Consolidated Balance Sheet as of December 31, 1998 is derived from the audited Consolidated Balance Sheet as of that date.

HARMON INDUSTRIES, INC.
Consolidated Statements of Earnings
For periods ended September 30, 1999 and 1998
Amounts in thousands (except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net sales	$75,812	$57,754	$214,544	$192,017
Cost of sales	60,466	43,749	168,835	145,087
Research and development expenditures	2,225	2,103	6,517	6,586

Gross profit	13,121	11,902	39,192	40,344
Selling, general and administrative expenses	9,757	7,783	28,689	23,750
Amortization of cost in excess of fair value of net assets acquired	730	234	1,724	668
Miscellaneous (income) expense—net	(185)	(188)	(371)	(206)

Operating income	2,819	4,073	9,150	16,132
Interest expense	(1,143)	(304)	(2,779)	(961)
Investment income	113	98	241	209

Earnings before income taxes and minority interest	1,789	3,867	6,612	15,380
Income tax expense	533	1,399	2,739	5,498
Minority interest in income of consolidated subsidiaries	(163)	—	(198)	—

Net earnings	$1,093	$2,468	$3,675	$9,882

Net earnings per common share:
Basic	$0.10	$0.23	$0.33	$0.94
Diluted	$0.10	$0.23	$0.33	$0.93
Shares used for computation:
Basic	11,262	10,532	11,002	10,512
Diluted	11,326	10,666	11,100	10,653

HARMON INDUSTRIES, INC.
Consolidated Balance Sheets
In thousands of dollars

	September 30, 1999	December 31, 1998
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,158	$1,669
Trade receivables, less allowance for doubtful accounts of $893 in 1999 and $351 in 1998	76,216	52,229
Costs and estimated earnings in excess of billings on uncompleted contracts	27,122	9,649
Inventories:
Work in process	6,420	6,372
Raw materials and supplies	45,504	36,640

	51,924	43,012
Income tax receivable	109	597
Deferred tax asset	1,018	587
Prepaid expenses and other current assets	1,748	1,301

Total current assets	165,295	109,044

Property, plant and equipment, at cost:
Land	555	465
Buildings	12,687	11,671
Machinery and equipment	25,905	18,830
Office furniture and equipment	33,065	25,246
Transportation equipment	4,712	1,709
Leasehold improvements	4,980	3,938

	81,904	61,859
Less accumulated depreciation and amortization	47,959	35,284

Net property, plant and equipment	33,945	26,575
Deferred tax asset	5,246	654
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $5,929 in 1999 and $4,212 in 1998	41,187	17,327
Deferred compensation asset	8,127	6,839
Other assets	3,414	2,414

	$257,214	$162,853

HARMON INDUSTRIES, INC.
Consolidated Balance Sheets (Continued)
In thousands of dollars

	September 30, 1999	December 31, 1998
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Current debt installments	$7,868	$280
Accounts payable	24,885	16,415
Accrued payroll, bonus and employee benefit plan contributions	9,930	13,342
Billings in excess of costs and estimated earnings on uncompleted contracts	23,254	17,493
Other accrued liabilities	10,758	5,650

Total current liabilities	76,695	53,180

Deferred compensation liability	6,295	5,175
Other long-term liabilities	4,589	—
Long-term debt	70,791	19,540

Total liabilities	158,370	77,895
Minority interests	1,132	—
Stockholders' equity
Common stock of $.25 par value; authorized 50,000,000 shares, issued 11,378,459 in 1999 and 10,662,400 in 1998	2,845	2,666
Additional paid-in capital	37,600	27,457
Treasury stock at cost; 30,000 shares	(641)	—
Foreign currency translation	82	127
Unearned compensation	(179)	(287)
Retained earnings	58,005	54,995

Total stockholders' equity	97,712	84,958

	$257,214	$162,853

HARMON INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 1999 and 1998
In thousands of dollars
(Unaudited)

	September 30, 1999	September 30, 1998
Cash flows from operating activities:
Net earnings	$3,675	$9,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,491	5,182
(Gain) loss on sale of property, plant and equipment	23	18
Earned stock compensation	140	—
Changes in assets and liabilities, net of businesses acquired:
Trade receivables	(4,918)	8,373
Inventories	(416)	(1,948)
Estimated costs, earnings and billings on contracts	(9,608)	(1,020)
Income tax receivable	793	(142)
Prepaid expenses	(25)	(1,257)
Other assets	—	(675)
Accounts payable	(1,280)	(9,635)
Accrued payroll and benefits	(9,565)	390
Current income taxes	(639)	(566)
Other accrued liabilities	2,695	(701)
Deferred compensation liability	1,120	524

Total adjustments	(14,189)	(1,457)

Net cash provided by (used in) operating activities	(10,514)	8,425

Cash flows from investing activities:
Capital expenditures	(9,982)	(5,868)
Proceeds from sale of property, plant and equipment	6	13
Deferred compensation contributions	(1,288)	(650)
Acquisition of businesses	(20,962)	—
Other investing activities	90	(411)

Net cash used in investing activities	(32,136)	(6,916)

Cash flows from financing activities:
Proceeds from issuance of common stock	296	543
Purchase of treasury stock	(641)	—
Borrowings under line of credit agreements	103,585	43,906
Repayments under line of credit agreements	(52,460)	(44,478)
Borrowings under long-term debt agreements	1,379	—
Principal payments of long-term debt	(3,310)	(1,101)
Cash dividends paid	(665)	(580)

Net cash (used in) provided by financing activities	48,184	(1,710)

Foreign currency translation adjustment	(45)	91

Net increase (decrease) in cash and cash equivalents	5,489	(110)

Cash and cash equivalents at beginning of period	1,669	6,748

Cash and cash equivalents at end of period	$7,158	$6,638

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,746	$1,395
Income taxes	$2,252	$9,053
Acquisitions of businesses financed by issuance of common stock	$9,994	$1,158

HARMON INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity
In thousands of dollars
(Unaudited)

	Common Stock	Additional Paid-in Capital	Foreign Currency Translation	Unearned Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
Balance at December 31, 1997	2,609	24,514	104	(224)	42,759	69,762

Net earnings					2,812	2,812	$2,812
Common stock issued:
Acquisition of businesses	20	1,138				1,158
Stock options and other	1	36				37
Foreign currency translation			149			149	149

Comprehensive income							$2,961

Balance at March 31, 1998	$2,630	$25,688	$253	$(224)	$45,571	$73,918

Net earnings					4,602	4,602	$4,602
Cash dividends paid					(580)	(580)
Common stock issued:
Deferred compensation		7				7
Stock options and other	5	291				296
Foreign currency translation			(115)			(115)	(115)

Comprehensive income							$4,487

Balance at June 30, 1998	$2,635	$25,986	$138	$(224)	$49,593	$78,128

Net earnings					2,468	2,468	$2,468
Common stock issued:
Deferred compensation	2	176		(70)		108
Stock options and other	1	24				25
Foreign currency translation			126			126	126

Comprehensive income							$2,594

Balance at September 30, 1998	$2,638	$26,186	$264	$(294)	$52,061	$80,855

Net earnings					3,520	3,520	$3,520
Cash dividends paid					(586)	(586)
Common stock issued:
Acquisition of businesses	24	976				1,000
Deferred compensation				7		7
Stock options and other	4	295				299
Foreign currency translation			(137)			(137)	(137)

Comprehensive income							$3,383

Balance at December 31, 1998	$2,666	$27,457	$127	$(287)	$54,995	$84,958

HARMON INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity (Continued)
In thousands of dollars
(Unaudited)

	Common Stock	Additional Paid-in Capital	Foreign Currency Translation	Unearned Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
Net earnings					1,203	1,203	$1,203
Common stock issued:
Acquisition of businesses	50	2,968				3,018
Deferred compensation				32		32
Stock options and other	8	308				316
Foreign currency translation			(223)			(223)	(223)

Comprehensive income							$980

Balance at March 31, 1999	$2,724	$30,733	$(96)	$(255)	$56,198	$89,304

Net earnings					1,379	1,379	$1,379
Cash dividends paid					(665)	(665)
Purchase of Treasury stock	(8)	(633)				(641)
Common stock issued:
Acquisition of businesses	56	2,160				2,216
Deferred compensation				37		37
Stock options and other		5				5
Foreign currency translation			(367)			(367)	(367)

Comprehensive income							$1,012

Balance at June 30, 1999	$2,772	$32,265	$(463)	$(218)	$56,912	$91,268

Net earnings					1,093	1,093	$1,093
Common stock issued:
Acquisition of businesses	73	4,687				4,760
Deferred compensation				39		39
Stock options and other		7				7
Foreign currency translation			545			545	545

Comprehensive income							$1,638

Balance at September 30, 1999	$2,845	$36,959	$82	$(179)	$58,005	$97,712

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended September 30, 1999

    Harmon Industries, Inc. ("Harmon" or "the Company") recorded net sales (gross sales net of cash discounts and changes in deferred contract revenue) for the quarter of $75.8 million, an increase of $18.1 million, or 31.3%, from the third quarter of 1998. This increase is primarily the combination of an increase in gross sales of $9.1 million in transit sales, $7.1 million in international sales and $5.3 million in other sales, less a decrease of $1.1 million in freight rail industry sales. Excluding acquired businesses, comparable revenues for the quarter were $57.3 million.

    Gross profit for the quarter increased by 10.2% to $13.1 million in 1999 from $11.9 million in 1998, however the consolidated gross profit margin decreased to 17.3% from 20.6%. The increase in gross profit was the result of an increase in sales, net of the impact of lower gross profit margins and an increase in R&D expenditures of $0.1 million. The decline in gross profit margin is primarily the result of an increase in the sales mix toward lower margin transit and services sales, net of a decrease in R&D expenditures to 2.9% as a percent of sales in the third quarter of 1999 from 3.6% in the third quarter of 1998.

    Selling, general and administrative expenses (SG&A) were $9.8 million during the 1999 quarter compared with $7.8 million during the prior year quarter. Much of the increase in SG&A consisted of personnel and occupancy expenses associated with acquisitions completed during the first half of 1999. SG&A as a percent of net sales decreased from 13.5% during the 1998 quarter to 12.9% during the 1999 quarter primarily as a result of SG&A expenses not increasing at as great a rate as the rate of sales increase.

    Amortization expense increased to $730 thousand from $234 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve-month period ended September 30, 1999.

    Net interest expense (interest expense less investment income) for the quarter increased to $1.0 million from $206 thousand for the prior year's quarter as a result of slightly higher interest rates and higher borrowings required to support increased working capital levels and to fund recent acquisitions. The Company expects net quarterly interest expense over the next several periods to increase slightly above current levels as a direct result of higher borrowings required to support increased working capital levels and the funds used for acquisitions completed in the first half of 1999.

    The effective income tax rate for the quarter decreased from 36.2% in 1998 to 29.8% in 1999. This decrease is due primarily to changes in the estimated annual effective income tax rate for the Company's majority-owned Italian subsidiary acquired on April 30, 1999.

    Net income decreased 55.7% to $1.1 million from $2.5 million in the prior year quarter and diluted earnings per common share decreased 56.5% to $0.10 from $0.23. Substantially all of the diluted earnings per common share in the current quarter is attributable to recent acquisitions.

    During the quarter ended September 30, 1999, orders for the Company's products and services increased 60.6% to $69.7 million from $43.4 million during the same period of 1998. Excluding acquisitions, comparable orders for the quarter increased by $9.6 million or 22.2%.

Results of Operations: Nine Months Ended September 30, 1999

    Net sales for the nine months ended September 30, 1999 were $214.5 million, an increase of $22.5 million, or 11.7%, from the same period in 1998. This increase is primarily the combination of an increase in gross sales of $75.8 million in transit sales, $23.6 million in international sales and $8.2 million in other sales, less a decrease of $26.0 million in freight rail industry sales. Excluding acquisitions, comparable revenues for the nine months ended September 30, 1999 were $168.5 million.

    Gross profit for the nine-month period ended September 30, 1999 decreased by 2.9% to $39.2 million from $40.3 million in 1998. This decrease in gross profit was the result of the impact of lower gross profit margins. The Company's consolidated gross profit margin decreased to 18.3% from 21.0% in the prior year period. This decline in gross profit margin is primarily the result of an increase in the sales mix toward lower margin transit and services sales coupled with a $2.5 million charge in the second quarter of 1999 for a performance issue with a subcontractor.

    Research and development expenditures (R&D) for the period decreased to $6.5 million from $6.6 million in the same period one year ago. This decrease, coupled with the above mentioned $22.5 million increase in net sales, resulted in R&D as a percent of net sales decreasing to 3.0% in the period from 3.4% in the same period of 1998.

    Selling, general and administrative expenses (SG&A) were $28.7 million during the nine months ended September 30, 1999 compared with $23.8 million during the prior year period. Much of the increase in SG&A was represented by personnel and occupancy expenses necessary to support the revenue growth experienced in 1998 and 1999 as well as expenses associated with acquisitions completed during the first half of 1999. As a result, SG&A as a percent of net sales increased from 12.4% during the 1998 period to 13.4% during the 1999 period.

    Amortization expense increased to $1.7 million from $668 thousand in the same period one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions during the twelve months ended September 30, 1999.

    Net interest expense (interest expense less investment income) for the nine months ended September 30, 1999 increased to $2.5 million from $752 thousand for the prior year period as a result of slightly higher interest rates and higher borrowings required to support increased working capital levels and to fund recent acquisitions.

    The effective income tax rate for the nine months ended September 30, 1999 increased to 41.4% from 35.8% in 1998. This increase is due to a high effective income tax rate for the Company's majority-owned Italian subsidiary acquired on April 30, 1999. Including the full-year's impact of the effective income tax rate for the Company's majority-owned Italian subsidiary, the Company expects a consolidated effective income tax rate of 41% to 42% for the full year 1999.

    For the nine months ended September 30, 1999, net income decreased 62.8% to $3.7 million from $9.9 million in the prior year. Diluted earnings per common share decreased 64.5% to $0.33 from $0.93. A significant amount of the 1999 year-to-date diluted earnings per common share is attributable to recent acquisitions.

    During the nine months ended September 30, 1999, orders for the Company's products and services increased 44.4% to $265.4 million from $183.8 million during the same period of 1998. Excluding orders received by companies acquired after the third quarter of 1998, orders for the nine months increased 13.2% to $208.1 million. The Company's order backlog was $246.3 million at September 30, 1999 compared with $131.8 million at December 31, 1998 and $60.5 million one year ago. The growth in backlog from December 31, 1998 to September 30, 1999 is the result of orders exceeding shipments during the first nine months of 1999 combined with backlog obtained from acquisitions during the period.

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

	Three months ended September 30, 1999	Three months ended September 30, 1998
USA Operations
Net Sales	$64,920	$55,525
Operating Income/(Loss)	2,882	4,117
International Operations
Net Sales	10,892	2,229
Operating Income/(Loss)	(63)	(44)
Consolidated
Net Sales	75,812	57,754
Operating Income/(Loss)	2,819	4,073

	Nine months ended September 30, 1999	Nine months ended September 30, 1998
USA Operations
Net Sales	$191,930	$181,235
Operating Income/(Loss)	9,087	14,935
Assets	214,964	154,695
Accounts Receivable	57,196	50,819
Inventory	44,196	42,693
International Operations
Net Sales	22,614	10,782
Operating Income/(Loss)	63	1,197
Assets	42,250	8,158
Accounts Receivable	19,020	1,410
Inventory	7,728	319
Consolidated
Net Sales	214,544	192,017
Operating Income/(Loss)	9,150	16,132
Assets	257,214	162,853
Accounts Receivable	76,216	52,229
Inventory	51,924	43,012

Financial Condition at September 30, 1999

    At September 30, 1999, the Company had $26.9 million in liquidity. This consisted of $7.1 million in cash and cash equivalents plus $19.8 million available under bank lines of credit. The current ratio at September 30, 1999 was 2.06 to 1 compared to 2.05 to 1 at December 31, 1998 and 2.50 to 1 at September 30, 1998. Cash used in operating activities for the nine months ended September 30, 1999 was $10.5 million compared to cash provided by operating activities of $8.4 million for the same period one year ago. This decrease is largely attributable to lower earnings, increases in trade receivables, a decrease in accrued payroll and benefits and an increase in estimated costs, earnings and billings on contracts in 1999 compared to 1998. Cash used for investing activities in the nine months ended September 30, 1999 was $32.1 million, of which $21.0 million was utilized for acquisitions consummated in the first half of 1999.

Acquisition Payment

    On August 3, 1999, the Company issued 288,053 common shares valued at $4.8 million as additional consideration payable pursuant to the 1998 acquisition of two of its wholly owned subsidiaries, SES CO and Seaboard Systems, Inc. This final single payment represented a negotiated agreement for future multiple year obligations previously reported at year end. The companies continue to do business as SES CO and Seaboard Systems, Inc. and will continue to operate in their primary market of transit products and services.

Restructuring Information and Earnings Expectations

    Harmon is currently estimating 1999 full year earnings in the range of $0.50 to $0.55 per share, excluding the impact of charges related to the restructuring program as outlined below.

    On November 2, 1999, in an important move to increase efficiency and profitability, Harmon announced that it was initiating a restructuring program to reduce costs by consolidating its component assembly operations, and research and development efforts into its Grain Valley, Missouri facility and its product assembly and asset management operations into its Warrensburg, Missouri plant. Current operations in Riverside, CA, Lee's Summit, MO and Long Island, NY will be closed. These closings, coupled with cost reductions in the remainder of the company, are anticipated to generate ongoing savings of $14 million ($0.74 per share after tax) when fully implemented in 2001. Excluding the restructuring costs described below, fiscal 2000 savings are currently estimated to be between $12 - $13 million ($0.63 to $0.69 per share after tax).

    Total cost of the restructuring program is currently expected to be approximately $16 million. One-time charges of approximately $10 to $12 million ($0.55 to $0.65 per share after tax), consisting mainly of facility closing and employee severance costs, will be incurred in the fourth quarter of 1999. Remaining charges will be booked in 2000 as incurred.

    Implementation will begin immediately and be completed by the end of fiscal 2000. The program will result in a net reduction in work force of approximately 200 people. Harmon is providing a comprehensive transition package to the impacted employees, including severance payments, individual support and outplacement services. Relocation will be offered to individuals with key skills necessary to effectively transfer technology.

    Assuming that the North American freight railroad shipments continue at current low levels, what Harmon recaptures through restructuring savings, combined with the increase in revenue available from its transit backlog, plus the elimination of the subcontractor performance problems that led to the $2.5 million charge in the second quarter should enable it to reach approximately $1.25 in earnings per share (excluding restructuring costs) in 2000. Should freight railroad sector sales increase, Harmon's earnings should improve accordingly.

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

    System Y2k Compliance:  To achieve Y2k compliance, the Company has completed three systems upgrades and one system conversion. The conversion or upgrade of an ancillary system along with certain tests are scheduled to be completed prior to the end of 1999. An inventory of workstation hardware identified over 300 personal computers that required installation of Y2k compliant systems boards. These boards were installed in the 3rd quarter 1999.

    Product Y2k Compliance:  A review by the Company of the products it sells identified no safety critical aspects of Y2k non-compliance and a minimal number of non-safety critical areas of Y2k non-compliance. The Company believes that none of the Y2k issues described above, if not corrected, would jeopardize the systems of any of its customers or the safety of the public at large. The Company does not believe the costs necessary to achieve Y2k compliance for its products will be material to the Company's financial statements on a consolidated basis.

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

    Supplier Y2k Compliance:  The Company has completed a survey of all significant vendors to determine if the Company's operations could be materially impacted by the failure of key vendors to achieve Y2k compliance. Where necessary, alternate suppliers or other contingency plans have been finalized.

    Facility Y2k Compliance:  The Company tested manufacturing and production equipment, telephone systems, security systems, and other peripheral devices associated with the Company's facilities for Y2k compliance. The results of these tests revealed the need for equipment upgrades from several vendors. The necessary upgrades have been installed and tested.

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

Risks

    The Company's primary Y2k risks are related to systems and products. There is a risk that certain conversions or upgrades that have been completed with respect to Company's systems may not perform as anticipated, even though they have been tested and accepted by the Company. In the area of products, resolutions with customers regarding the need for software changes or assurances of Y2k compliance by other vendors in connection with integration projects may not be achieved on a timely basis.

Contingency Plans

    In the area of suppliers, the Company has identified alternative suppliers for certain critical components. Where this was not feasible, a safety stock of inventory was established. In the area of systems, the Company believes that it has identified and corrected the problems that may have existed prior to beginning its Y2k project. However, in the event that a systems problem does occur on January 1, 2000, appropriate staffing will be available immediately to correct unforeseen situations that may occur.

Forward-looking Statements

    Statements made in this document which are not historical in nature are forward-looking statements. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by Harmon Industries, Inc. or its officers and employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of Harmon Industries, Inc. are based upon, among other things, internal estimates, preliminary information, management assumptions, and the performance of the U.S. and international economies, as well as the freight rail and transit rail industries in which Harmon Industries, Inc. does business. These statements should be considered in light of risks and uncertainties, the Company's restructuring initiative and other factors which may affect Harmon Industries, Inc.'s actual performance, including the ability of Harmon Industries, Inc. to complete its long-term contracts within current estimated costs, the completion of the Company's restructuring consistent with estimated timing and cost assumptions, timing of Class 1 freight railroad orders, the ability of Harmon Industries, Inc. to achieve a product mix consistent with its current projections and other factors as discussed in the Company's most recent Form 10-K. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number	Exhibit
11	Computation of per share earnings
27	Financial Data Schedule
(b)
Reports on Form 8-K:

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMON INDUSTRIES, INC.

Date: November 12, 1999	/s/ BJÖRN E. OLSSON Björn E. Olsson, President and Chief Executive Officer

Date: November 12, 1999	/s/ STEPHEN L. SCHMITZ Stephen L. Schmitz, Executive Vice President—Finance

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K