Form 10-K
period 1999-12-31
HARMON INDUSTRIES INC
filed 2000-03-28
CIK 45635

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

Title of each class
Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of March 13, 2000, 11,372,441 common shares were outstanding. The aggregate market value of the common stock (based upon the closing price of these shares per NASDAQ for Over-the-Counter trading) of Harmon Industries, Inc. held by non-affiliates was approximately $167,438,000.

    The information required by Item 405 of Regulation S-K regarding late filings or failure to file in connection with Form 3, Form 4 or Form 5 is included herein under Part III, Item 12.

Documents Incorporated by Reference

Part II

Item 6:	Selected Consolidated Financial Data.	Pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1999.
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Pages 20 through 31 of the Annual Report to Shareholders for the year ended December 31, 1999.
Item 8:	Financial Statements and Supplementary Data.	Pages 32 through 52 of the Annual Report to Shareholders for the year ended December 31, 1999.
Part III
Item 10:	Directors and Executive Officers of the Registrant.	Pages 4 through 7 of the Company's Proxy Statement dated March 30, 2000.
Item 11:	Executive Compensation and Other Information.	Pages 7 through 16 of the Company's Proxy Statement dated March 30, 2000.
Item 12:	Security Ownership of Certain Beneficial Owners and Management.	Pages 2 and 3 of the Company's Proxy Statement dated March 30, 2000.
Item 13:	Certain Relationships and Related Transactions.	Page 6 (Footnote 6 of Election of Directors) and page 7 ("Certain Transactions") of the Company's Proxy Statement dated March 30, 2000.

2

HARMON INDUSTRIES, INC.
ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
PART I

ITEM 1.  BUSINESS

    Harmon Industries, Inc. ("Harmon" or "the Company") is a leading supplier of signal, inspection, train control and communications products, systems and services to freight and transit railroads throughout the world. In the U.S., the Company sells its products to Class I and short line freight railroads and to rail transit systems. Harmon designs, manufactures, markets and services a broad line of products beneficial to the operating efficiency and safety of its customers. The products include an extensive line of railroad signal, train control and communications systems and related components and services. The Company emphasizes innovation and technology to develop timely and sophisticated solutions to problems that confront its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The company operates in the following three market sectors.

Industry

  North American Freight Railroads

    The North American freight railroad industry includes U.S. and Canadian Class I railroads, Mexican railroads and regional and short line railroads.

    The industry is dominated by the nine U.S. and Canadian railroads the Surface Transportation Board defines as Class I railroads because of their significant annual operating revenues. From the 1930's to the 1980's, the Class I freight railroads endured a nearly constant decrease in their share of the total inter-city freight transportation market.1 The reversal of this trend is a result of their ability to offer customers a lower cost and higher quality method of transporting freight than was provided in the past. Freight railroads achieved this result through strict cost controls, reductions in train crew sizes and other employment expenses, divestiture of unprofitable track and other assets unrelated to the railroad industry and a more marketing oriented operating strategy. The Company has traditionally sold its products to the freight railroad industry.

    Many Harmon products are designed to assist the railroads in cutting costs. For example, the 22% decrease in Class I employment levels from 1989 to 1998 required the Class I railroads to look to products like those manufactured by Harmon to monitor the condition of moving trains, replace less-reliable wayside pole lines, and provide real-time remote monitoring of wayside facilities, especially at rail-highway grade crossings.

    Class I railroads have also used Harmon products to increase asset utilization, system velocity and productivity. The 16% reduction from 1989 to 1998 in the number of Class I railroad freight cars in service required the railroads to look to products like those manufactured by Harmon which permit the railroads to track more closely the location and performance of a particular train. This improved utilization of cars and the reduction in employment levels have caused the freight revenue ton-miles per employee hour for Class I railroads to increase by 66% from 1989 to 1998. The Class I railroads have become more profitable despite a 30% reduction (in constant 1989 dollars) from 1989 to 1998 in revenue per ton mile.

This fact and the other statistical information about the Class I railroads in this Annual Report come from Railroad Facts, 1999 Edition, a recognized industry source for information on Class I railroads.

    Many Class I railroads have entered into alliances with large trucking organizations that have resulted in an increase in the shipment of "intermodal" freight (i.e., containerized freight that moves from truck to train and back to truck) for which the railroads have retained the long haul portion. The amount of intermodal traffic has increased 47% from 1989 to 1998. The Company believes that the willingness of the Class I railroads to enter into such alliances with their former competitors is a positive development. The Company believes that the cost reductions and improved efficiencies described above will permit the Class I railroads to better compete in the long haul portion of the freight transportation market.

    Class I railroads also have improved profitability by divesting themselves of assets viewed as unprofitable, including large portions of under-utilized track. From 1989 to 1998, the Class I railroads reduced their track miles by 18% to approximately 171,000 miles. These divestitures permit the Class I railroads to spend more money on products like those manufactured by Harmon for their high-traffic corridors. From 1989 to 1998, capital expenditures by Class I railroads per mile of track owned has increased from approximately $17,800 to $42,000 per mile of track. Many of these expenditures are for products, such as the Company's Electro Code product, that reduce the significant maintenance expenses otherwise incurred by Class I railroads. Although railroad capital expenditures decreased in 1999, we believe that their spending on capacity improvement products, such as Harmon's, will return to more normal levels as the railroads seek to increase train velocity and asset utilization.

    In recent years, one of the cost containment strategies increasingly adopted by the freight railroads has been outsourcing of support functions formerly done internally. In the areas of interest to Harmon, this has included a reduction in the internal engineering staffs, construction forces and materials management. This has led to a dramatic increase in opportunities and business for Harmon in providing engineering support, materials management, maintenance, training and construction services for the Class I railroads.

    Federal legislation in the early 1980's permitted the Class I railroads to sell some of their lines to short line railroads rather than abandon such track. Such sales have increased the number of short line railroads to 550 with 35 of these short line railroads being above the threshold of either $40.0 million in annual revenues or 350 miles of railroad track. Short line railroads are able to profitably operate sections of track deemed unprofitable by Class I railroads because the short line railroads generally have smaller administrative, maintenance and engineering staffs, have locally focused management, generally operate at lower speeds and are typically not burdened with the more restrictive collective bargaining agreements as are many of the Class I railroads.

    The manner in which the short line railroads operate creates significant opportunities for Harmon. These railroads typically do not have substantial engineering or maintenance staffs and, therefore, frequently look to Harmon to provide complete solutions to their needs, including pre-engineered systems, installation services and perform maintenance functions. Sales to these customers have become a meaningful portion of the Company's sales. Harmon expects to continue to develop products and services that will meet the evolving maintenance and operating needs of these railroads.

    The market in the freight railroad industry for Harmon's grade crossing-related products is influenced by the availability of government funding. The Transportation Equity Act for the 21st Century (TEA-21) which provides funds for railroad crossing warning systems, was signed into law in June 1998. TEA-21 is the largest infrastructure-funding bill ever enacted in the United States. It provides for up to $217 billion in expenditures over its six-year life. TEA-21 provides for an increase of approximately 55% or $50 million, in the amount of federal funds dedicated annually to installing grade crossing warning devices.

    The Company has identified Canada and Mexico as areas for increased business. In June 1997, Harmon acquired the remaining interest in Vale-Harmon Enterprises, Ltd. ("Vale Harmon"), located near Montreal, Quebec, Canada, which it previously did not own. Vale Harmon serves the freight and transit markets in Canada. In 1998, Harmon established a wholly-owned subsidiary in Mexico, Industrias Harmon de México, S.A. de C.V., to expand the relationship it has with customers arising from the recent concessions granted to operate portions of a state owned rail in Mexico. The North American Free Trade

Agreement is expected to provide opportunities for Harmon in Mexico and Canada because the anticipated growth in trade will increase the railroad traffic in both directions across the borders.

  Rail Transit Railroads

    The rail transit industry includes Amtrak and numerous existing and proposed commuter and urban transit rail systems. Federal funding generally enhances the development of such systems. TEA-21 includes $41 billion for transit projects of which $36 billion is guaranteed. At the guaranteed level, this represents a 40% increase over appropriated transit funding during the six years of ISTEA.

    Harmon's participation in the expansion of existing or construction of new rail transit systems generally requires a long selling cycle and frequently results in multi-year contracts. In addition, the selling process requires Harmon to consult regularly with engineers responsible for designing such systems. Such consultation permits Harmon to better understand the requirements of proposed projects and help insure that such projects are designed in a way that will permit use of many Harmon products. See "Item 1. Business—Marketing and Sales."

    In addition to the rail transit projects expected to be expanded or originated in the next several years, Harmon has targeted existing rail transit systems as potential customers. These systems are under pressure to increase their capacity and maintain or improve passenger safety. These dual objectives are met through the increasing use of Harmon products containing advanced technology to control passenger trains and the installation of equipment that guards against human error. An example of Harmon addressing safety concerns arose in 1991, when an over-speeding subway train derailed in New York City and caused several fatalities. As a result, the New York City Transit Authority embarked on a program of installing speed measurement and enforcement systems at critical locations along the subway track. Under sub-contract, Harmon developed a computer-based system for this application and has since been awarded additional sub-contracts.

    Harmon's first major contract for new construction in the rail transit market was the Bi-State Metro Link project in St. Louis, which totaled $4.7 million, and entered service in July 1993. This project has served as a visible and successful entry by Harmon into the transit market as a major contractor. In 1998, the Company was awarded the signal and train control contract on the first extension of this system. The Company's transit business has grown to include active transit projects in many major cities in North America.

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

International Opportunities

    The Company has identified certain international markets as opportunities for growth. Standards for the railroad industry in South America, Australia, and certain parts of eastern Asia are generally consistent with the standards of the United States railroad industry. In addition, some nationalized railroads in Europe and South America have been recently privatized and United States freight railroads, which are Harmon customers, are investors in some of these privatizations. The Company's relationships with such railroads provide it the opportunity to sell its products to these new entities for international use, subject to local certification processes and, where required, modification to conform with local standards and practices. Harmon is also pursuing strategic alliances with other railroad industry suppliers to assist its efforts to penetrate the international markets.

    In July 1996, Harmon acquired Vaughan Harmon Systems Limited ("Vaughan Harmon"), located in the United Kingdom. This acquisition established the first international manufacturing operations for the Company. Vaughan Harmon manufactures train control products which are complementary to the Company's domestic product lines and provide a base for introducing the Company's products into the British market. It has several contracts with Railtrack, including one for the resignaling of the Cromer line in Norfolk, England. This will be the first project in which Vaughan Harmon products and Harmon products from the United States will be combined to provide an integrated system to the customer.

    In 1998, Harmon continued its international expansion by purchasing the operating assets of its long-time Australian affiliate, Henkes-Harmon Industries, Pty. Ltd., to establish a new wholly owned subsidiary, Harmon Industries Australia, Pty Ltd.

    In 1999, Harmon acquired the majority control of Angiolo Siliani S.p.A. of Florence, Italy, and Siliani Elettronica ed Impianti S.p.A. of Florence and Genoa, Italy (collectively "Siliani Harmon"). This acquisition gives the Company the vital, locally-based platform from which to introduce Harmon systems and products into Italy and subsequently the European market, as well as Siliani Harmon products into the U.S.

Business Strategy

    Harmon's business strategy is to utilize its technological expertise, ability to install turnkey systems, broad product lines, extensive sales network and customer service orientation to provide high quality products and services to its customers. Harmon plans to continue to expand and improve its product lines and services to meet its customers' needs. Harmon expects that the continued development of its product lines may be accomplished, in part, by strategic acquisitions of product lines or companies that complement the Company's current product lines. The Company actively pursues potential acquisitions as part of this strategy. Internal development of new products and services will continue, consistent with Harmon's desire to expand its product offerings.

    The Company intends to improve its leadership position as a vendor to the rail industry by continuing to expand its long-standing relationships with Class I and regional railroads, continuing to explore opportunities with short line railroads, developing new technologies to meet customer needs, and by adding value through its engineering, installation, asset management and other service capabilities. The Company has seen and expects to continue to see a shift in its revenue mix from revenues generated strictly from the sale of its individual products to revenues resulting from the sale of complete systems that are designed, installed and, potentially, maintained by the Company.

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

    The Company continues to enhance its Total Quality Systems (TQS) in all aspects of its operation. The Company was one of the first in its industry to institute such a program. ISO 9000 certification is one of the foundations of the Company's TQS which is evident by the fact that most of the company's domestic and international facilities are ISO certified. Continuous improvement, employee involvement, education and training continue to receive strong emphasis as a strategic initiative. The Company actively employs TQS teams to improve processes, reduce scrap and rework and enhance customer service with numerous active teams working on improving internal systems.

Product Classifications

    The products of the Company can generally be separated into seven categories. Train Control Products & Systems include all Company products related to the control of train movement. These include the Company's signal control track circuits (Electro Code); interlocking control equipment (Electro Logic, HLC and VHLC); car-borne equipment (Ultra Cab); computer-based traffic control systems; train describers and other train control systems. Crossing Products & Systems include all Company products related to rail/highway crossing warning systems including: motion detectors (the Company's PMD and HXP products, among others); flashing lights and cantilevers; and the design, wiring and installation of these products. Asset Management Services involve a single-source, rapid delivery service for railroad components by warehousing commonly used parts and equipment that are manufactured by the Company and other vendors. Train Inspection Products & Systems include all Company products related to monitoring a moving train as it passes by a train inspection site. Communication Products & Systems include voice and data radio communications, security and dispatching systems used in the transportation industry. Printed Wiring Boards include production of custom designed printed wiring boards for use by Harmon and other electronics manufacturers. Other sales include products that do not readily fit into the other six categories.

Profile of Current Operations

    The Company's current products are summarized by product category in the following table. The table shows yearly sales and percentages of total sales for each of the past three years.

Sales by Product or Service Function(1)
(dollars in thousands)

	Years Ended December 31,
	1997		1998		1999
	Amount	%	Amount	%	Amount	%
Train Control Products & Systems	$101,624	47.4%	$132,348	50.5%	$144,618	48.2%
Crossing Products & Systems	55,598	25.9%	53,035	20.2%	65,117	21.7%
Asset Management Services	29,913	14.0%	34,928	13.3%	23,672	7.9%
Train Inspection Products & Systems	13,407	6.3%	16,312	6.2%	10,745	3.6%
Communication Products & Systems	655	0.3%	6,606	2.5%	22,176	7.4%
Printed Wiring Boards	5,772	2.6%	5,220	2.1%	5,008	1.6%
Other	7,458	3.5%	13,547	5.2%	28,798	9.6%

Total	$214,427	100.0%	$261,996	100.0%	$300,134	100.0%

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

    These include the Company's signal control track circuits (Electro Code); interlocking control equipment such as Electro Logic, the Harmon Logic Controller (HLC) and the Vital Harmon Logic Controller (VHLC); car-borne equipment (Ultra Cab); computer-based dispatch and traffic control systems; train describers; and the design, wiring and installation of packages and systems comprised of these products. Signal control track circuits control signals regulating train traffic by sending and receiving coded electrical impulses using the rails for transmission. The primary advantage of this method is the elimination of overhead transmission lines between signal locations. The product also eliminates the need for some of the expensive electro-mechanical signal relays. Computer-based train control systems such as the AIM system of recently acquired Harmon Control and Information Systems, Inc. (formerly Syseca, Inc.) control train movement over designated tracks from a central location. These systems provide important information enabling the railroads to direct the movement of trains over large sections of track, thereby reducing the number of control points and related personnel otherwise required. Although the technology is similar, each system requires some level of individualized design and specialized software.

    The acquisition of Siliani Harmon in 1999 augmented Harmon's presence in mainland Europe as a leader in switch point machines for standard and high-speed lines, interlockings, and electromechanical devices for locomotives. Interlocking control equipment controls the track switches and train signals at intersections or junction points (interlockings) where main tracks cross or merge, or where trains may cross over between adjacent main tracks at running speeds. Interlockings generally employ data telemetry to and from a remote location (site of the computer-based dispatch system) and also frequently interface to signal control track circuits. Interlockings use standard products but often require extensive application engineering to define a site-specific configuration.

    Ultra Cab communicates speed commands directly to moving locomotives through electrical currents in the rails, displays the resulting speed requirements to the engine crew using colored light signals or speed indicators in the cab, and enforces compliance with the speed commands by initiating an automatic brake application if the engineer fails to stay within prescribed limits. A more advanced system called Incremental Train Control System (ITCS) is being developed by the Company. It uses radio data communications rather than currents in the rails to exchange data between trains and the wayside equipment, and provides many added features. The system is being installed on a 70-mile stretch of track between Chicago and Detroit, which will enable trains to operate in excess of 100 mph.

    Advanced Automatic Train Control (AATC) employs leading-edge radio network technology developed originally for critical military applications to pinpoint the location, speed and direction of rapid transit trains. Because it locates a train within a 15-foot range, the system is well suited for BART in San Francisco, CA, to maintain safety while increasing the speed of its trains and simultaneously reducing the space between them. Thus, it will carry more people in a given time frame. In order to introduce this technology into Japan and other Asian countries where we have little market representation, we recently completed a sublicensing agreement with The Nippon Signal Co. of Japan whereby Nippon Signal will integrate Harmon's AATC as part of its own systems offerings.

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

    The Highway Crossing Analyzer (HCA) is a recording and monitoring device intended mostly for use at grade crossings that can monitor and record many aspects of the warning system operation, detect anomalies and report trouble to a central reporting location. It is being adopted in many areas as a means for improving the efficiency of maintenance procedures by providing better and faster information on the location and nature of potential problems and the ability to develop pro-active preventative maintenance procedures. The acquisition of Devtronics, Inc. in 1997 added other products similar to the HCA and additional capability and expertise in this area.

    The Company expanded its service offering for crossing products in January 1998 with the acquisition of CSS, Inc., a provider of installation and maintenance services to domestic freight railroads. DJR, Inc., acquired in 1999 adds to our installation and maintenance capacity and helps us respond to customers' needs more quickly. DJR installs railroad grade-crossing warning systems and highway traffic signal equipment, mostly in the mid-Atlantic region.

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

    Train Inspection Products & Systems include all Company products and services related to monitoring a moving train as it passes by a train inspection site and the design, wiring and installation of packages and systems comprised of these products. The Company's acquisition of Devtronics in November 1997 has increased its market share of this product line. The principal product used in these systems is a hot-bearing detector, which is installed beside the track and is designed to detect overheated axle bearings of passing rail cars. Overheated bearings, if not detected in time, may cause derailments, resulting in substantial expense and potential liability to the railroads. Some hot bearing detectors include an auxiliary function to provide hot wheel detection. Hot wheels can result from sticking brakes on a car and can cause severe wheel damage and even derailments if left unchecked. Other train inspection products include a device to detect when a rail car is dragging an unwanted object and a sensor to monitor high or wide loads.

    Communication Products & Systems includes conventional and fiber optic communication networks, tunnel and above ground radio systems, vehicle radio systems, passenger emergency telephone systems, audio/visual passenger information systems, fire and intrusion systems, closed circuit television, premise distribution, local area networks and Supervisory Control and Data Acquisition (SCADA) systems.

The Company's October 1998 acquisitions of SES Co., Inc. and Seaboard Systems Co., Inc. significantly enhanced its ability to offer complete communications solutions to its customers, particularly in the transit market.

    Printed Wiring Boards include production of customer-designed printed wiring boards (PWB) for shipment to other electronics manufacturers. A substantial portion of the plant capacity for PWB is used in the Company's own products.

    Other includes services such as contract engineering, repair, installation and maintenance as well as the sale of miscellaneous products outside the categories discussed above. The company expanded its product offering with the acquisition of Golden Gate Switchgear, Inc. producing switchgear for electrified rail and commercial applications.

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

    The Company continues to develop new products and new variations of previously successful products, where market demands and competition dictates the need. Major development efforts have recently concentrated on several key areas: (i) the communication-based train control system called Advanced Automatic Train Control (AATC) which is intended primarily for rail transit applications, (ii) development of next-generation products in the area of signal control track circuits and train inspection systems, (iii) development of special features on several products to adapt them for the international market, and (iv) ongoing enhancement to most of the other traditional products including crossing warning systems, interlockings, interlocking controls, and Ultra Cab. Development of these products and enhancements is expected to maintain the Company's position in the freight railroad market and improve the Company's ability to compete in the rail transit and international markets.

    Consistent with its objective of protecting its position as a leading developer of technologically advanced products, the Company spent approximately $7,664,000, $8,454,000 and $8,713,000 in the years ended December 31, 1997, and December 31, 1998, and December 31, 1999 respectively, on research and development (R&D) activities related either to the improvement of existing products or to the development of new products. The AATC system, however, is being developed under a commercial contract therefore most of its development costs are not considered R&D expense.

    The number of engineers involved in research and development activity has increased significantly, commensurate with the rise in investment in this field. However, a much larger increase has occurred in the number of engineers dedicated to applications engineering which apply developed products to specific customer needs and, in part, replace the customer's internal engineering staffs.

    In addition to expanding its product line by means of internal R&D, the Company will consider acquisitions of complementary product lines like those that have previously allowed the Company rapid entry into new areas of the railroad equipment market. In conjunction with the purchase of Harmon Control and Information Systems, Inc., the Company obtained its technology along with a software engineering workforce that is already in place.

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

    The United States-based marketing organization is assisted by wholly owned subsidiaries in the United Kingdom, Canada, Mexico, Australia and Italy. The Company also utilizes foreign nationals to assist the Company's sales staff with sales in other foreign markets.

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

Backlog

    The Company's backlog of orders was approximately $220 million at December 31, 1999. Approximately $138 million of these orders are expected to be filled in 2000 with the balance filled in 2001. The backlog of orders was approximately $131.8 million at December 31, 1998. Although the Company has historically experienced few order cancellations or delays in filling orders, cancellations could occur and delivery dates could be extended due to customer requests or production scheduling.

    The Company has entered into long-term agreements with two major Class 1 freight railroads to provide interlocking control equipment, crossing equipment, hardware and services. These agreements range from one to three years in length. The value of these contracts is not included in backlog until the customer releases an order for specific products.

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

Manufacturing

    Manufacturing generally consists of the assembly of component pieces either purchased from others or produced internally and the production of printed wiring boards. The Company generally manufactures products in response to specific customer orders and specifications and, as a result, does not maintain a significant finished goods inventory.

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

Employees

    As of December 31, 1999, the Company had 2,079 full-time employees. There were 1,402 employees in manufacturing, 263 in engineering, 314 in general and administrative services and 100 in marketing and sales. In general, the Company believes its relations with its employees are excellent. Approximately 28 of the Company's employees are covered by a collective bargaining agreement.

    In November 1999, the Company implemented a restructuring program to close facilities in Riverside, California, and Long Island, New York. In addition the Company will relocate its Lee's Summit, Missouri asset management operations to Warrensburg, Missouri. These actions will affect approximately 200 employees in Riverside, 25 employees in Long Island and 60 employees in the balance of the organization. The net reductions, after increases in employment in the Missouri manufacturing facilities, will be approximately 200 people.

ITEM 2.  PROPERTIES

    The Company owns or leases an aggregate of approximately 1,000,000 square feet of space for manufacturing, warehousing, research and general office use. In addition, the Company owns land zoned for industrial use, on which the Grain Valley and Warrensburg facilities are located. The following table summarizes the Company's principal locations.

Location	Principal Use
Grain Valley, Missouri	Administration, design and manufacture of electronic products and railroad signal systems
Warrensburg, Missouri	Manufacture of railroad crossing warning systems and hardware and printed wiring boards
Jacksonville, Florida	Design and manufacture of railroad crossing warning systems and hardware
Atlanta, Georgia	Design and assembly of railroad crossing warning systems
Riverside, California	Administration, product design, and manufacture of electronic products
Lee's Summit, Missouri	Assembly, storage and distribution of products for the railroad industry
Blue Springs, Missouri	Corporate headquarters
Ware, England	Design and manufacture of electronic products and control systems
St. Laurent, Quebec, Canada	Design, manufacture and distribution of products for the railroad industry
Monterrey, Mexico	Assembly, storage and distribution of products for the railroad industry
Bayswater, Victoria, Australia	Design and distribution of products for the railroad industry
Hingham, Massachusetts	Administration, design, project management and installation of communications systems for the transit industry
Marina del Rey, CA	Software development, control systems for transit industry
Napa, CA	Manufactures switch gear for electrified rail and commercial applications
Glenelg, MD	Installs railroad grade-crossing warning systems
Carrollton, TX	Software development, security management systems for utility companies
Florence and Genoa, Italy	Manufacturing equipment and systems for signaling and train control

    In addition to these principal locations, the Company also owns or leases various other office, engineering and warehouse facilities. Management believes that its facilities are adequate for current and foreseeable needs. For additional discussion and information concerning the Company's lease commitments, see "Financial Statements—Note 6 of Notes to the Consolidated Financial Statements."

The Company owns all significant machinery and equipment used in its manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

Grain Valley Matter

    During the last quarter of 1987, officials of the Company discovered ground contamination from used solvents classified as hazardous waste at the Grain Valley, Missouri production facility that it owns. A voluntary report was made to the State of Missouri Department of Natural Resources ("MDNR"). MDNR has approved the Company's Closure/Post-Closure plan which sets forth the soil remediation and groundwater monitoring obligations at this site. The Company and MDNR also have entered into a Consent

Decree which authorizes the Company to implement the approved Closure/Post-Closure Plan pending the issuance of a post-closure permit. MDNR issued a post closure permit on July 31, 1996. Groundwater and other remediation requirements are set forth in the post-closure permit. The Company designed and installed a system to undertake soil remediation and that system will continue in operation for some time. The Company has established a trust fund to provide financial assurance for the anticipated post-closure costs of approximately $500,000 to be incurred over approximately 30 years. The market value of assets in this trust exceeded $583,000 at December 31, 1999.

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

    After several unsuccessful settlement attempts, the case proceeded to hearing before an EPA administrative law judge on January 12-14, 1994, on the issue of penalties. On December 12, 1994, the administrative law judge issued an Initial Decision in which he assessed penalties against the Company of $586,716. Additionally, the judge issued a Compliance Order requiring the Company to obtain liability coverage for sudden and non-sudden accidental occurrences, despite a Consent Decree with the Missouri Department of Natural Resources which excused the Company from this requirement as long as the Company continued to make semi-annual showings that the type of insurance required by the regulations was unobtainable. On January 9, 1995, the Company filed a Notice of Appeal of the Initial Decision with the Environmental Appeals Board ("EAB"). The EAB affirmed the penalty of the administrative law judge. On June 6, 1997, Harmon filed a complaint in the Federal District Court for the Western District of Missouri seeking judicial review of the EAB's decision.

    On August 25, 1998, the District Court entered its Order Reversing the Final Decision of the Environmental Appeals Board. The District Court held that RCRA, as well as Missouri law principles of res judicata, barred the EPA from filing a duplicative enforcement action after the violator has entered a final settlement with an authorized State agency. The effect of the District Court's holding is to bar the EPA from collecting penalties from Harmon based on the alleged violations.

    On October 21, 1998, the EPA filed a Notice of Appeal in the United States Court of Appeals for the Eight Circuit requesting the Appeals Court to reverse the District Court's order setting aside the penalty against Harmon. On September 16, 1999, the United States Court of Appeals for the Eighth Circuit unanimously affirmed the district court's decision. The EPA petitioned the Court for a rehearing by the entire court. On January 24, 2000, the Court denied the EPA's petition. The decision will become final on April 24, 2000 unless the EPA petitions the U.S. Supreme Court to overturn the decision.

    Harmon intends to vigorously present its position in the Supreme Court if the Supreme Court agrees to hear the appeal. However, because so few analogous cases have been disposed of by judicial decision, special legal counsel cannot express an opinion as to the likelihood of Harmon ultimately prevailing on appeal.

Patent Litigation

    In July 1999, Union Switch & Signal Inc. ("Union") served a complaint against the Company alleging that a sensing coil used in the Company's locomotive cab signal systems infringed two Union patents. Union seeks to enjoin the Company from infringing the patents and for an accounting of any profits, damages, and unjust enrichment resulting from the alleged infringement. Union also seeks treble damages based on its allegation that the Company intentionally infringed Union's patents. Union also seeks pre and post-judgment interest and attorneys' fees. In September 1999, the Company filed its answer and counterclaim to Union's complaint. The Company denies that it infringes Union's patents. The Company further seeks a court order finding that Union's patents are invalid and unenforceable. The Company seeks to enjoin Union from continuing any further infringement litigation against the Company with respect to these patents. The Company also seeks its costs and attorney fees. In September 1999, Union filed its reply to the Company's counterclaim. In its reply, Union denies that its patents are invalid and unenforceable. The parties are in the preliminary stages of discovery. The Company intends to vigorously defend itself against Union's infringement claim and to prosecute the Company's own invalidity claim against Union's patents. Given that this litigation is in early stages of discovery, the Company is unable to predict the likelihood of an unfavorable outcome.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock trades on The NASDAQ Market under the symbol HRMN. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal.

    At February 8, 2000 the following securities firms were making a dual auction market in the Company's common stock:

    George K. Baum & Company

    Spear, Leeds & Kellogg

    PaineWebber Inc.

    Herzog, Heine, Geduld, Inc.

    Knight Securities L.P.

    Mayer & Schweitzer, Inc.

    Sherwood Securities Corporation

    B-Trade Services LLC

    The approximate number of holders of record for the Company's common stock as of February 8, 2000 was 660.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's principle exposures to market risk associated with financial instruments relate to interest rate risk associated with fixed rate borrowings and foreign currency exchange rate risk associated with borrowings denominated in foreign currency. The Company does not currently use, nor has it historically used derivative financial instruments to manage or reduce market risk.

    At December 31, 1999 22% of the Company's total indebtedness contained fixed rates of interest. The most significant fixed rate obligation is the Company's 6.87% senior unsecured notes, having a principle balance of 15.0 million, payable in equal annual installments commencing in 2001 through 2007. Substantially all of the Company's remaining indebtedness is at variable rates of interest and, accordingly, while changes in interest rates would not impact the fair value of these financial instruments, such changes would impact net earnings in future periods.

    The Company has operations in Great Britain, Canada, Australia, Mexico and Italy. The functional currency for each of these operations is the respective local currency. At December 31, 1999, long-term debt includes foreign subsidiary obligations of 12.4 billion lira ($6.45 million) under a line of credit which bears interest at a variable rate based upon the Euribar rate.

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

Individual	Office	Age	Principal Occupation For The Last Five Years
Anderson, Robert F.	VP–Business Development	62	VP–Business Development of the Company since 2/25/00. Prior to that, Director, Systems Engineering, 1998-2/25/00 and Manager, Systems Engineering, 1996-1998.
Breshears, Ronald G.	VP–Human Resources and Safety	53	VP–Human Resources of the Company since 7/1/81.
Brandi, Silvano	Managing Director– Siliani Harmon	51	Managing Director of Siliani Harmon since 4/30/99. Prior to that, VP–Marketing & Business Development of Ansaldo Transporti S.p.A. since 1996 and General Manager, Signaling Business Unit since 1992.

Daniels, Richard A.	VP & General Manager–Harmon Control and Information Systems, Inc. ("HCIS")	59	VP of the Company & General Manager HCIS since 5/11/99. Prior to that, VP–Transit and International Systems Sales of the Company since 1/1/98 and VP–Transit from 2/1/93 until 12/31/97.
Danley, Robert L.	VP–Train Control Products & Systems	50
			VP–Train Control Products & Systems of the Company since 2/1/00. Prior to that, Assistant VP–Product Management since 1/1/98, Director of Product Management, 7/96 - 12/98, and Director of Control and Signal Systems, 1990-1996.
Harmon, Robert E.	Chairman of the Board	60	Chairman of the Board of the Company since 2/4/75. Chief Executive Officer of the Company from 8/1/90 through 12/31/94.
Heggestad, Robert E.	VP–Technology	61	VP–Technology of the Company since 10/2/86.
John, James R.	VP–Services	51	VP–Services of the Company since 5/1/96. Prior to that, President of Consolidated Asset Management Company, Inc. since 1992.
Johnson, John W.	VP–Crossing Products & Services	52	VP–Crossing Products & Services since 2/1/00. VP–Domestic Sales of the Company since 2/1/93.
Kaiser, Lloyd T.	Executive VP–Sales and Marketing	48
			Executive VP–Sales & Marketing of the Company since 8/16/99. Prior to that, Executive VP–Domestic Sales and Service since 1/1/98; Executive VP–Systems since 5/1/96; and President of Harmon Electronics, Inc. since 1992.
Marberg, William P.	Executive VP–Technology	48
			Executive VP–Technology of the Company since 8/16/99; Executive VP–Systems Sales and Support since 4/13/98. Prior to that, President and Chief Executive Office of Airsys ATM, Inc. since December 1995. Prior to that, VP–Air Traffic Control of Unisys, Inc.
McKenna, Gerald S.	VP–Project Management	41	VP–Project Management of the Company since 8/16/99. Prior to that, Assistant VP–Project Management, 1/5/98; Director II, 1/1/97; and Program Manager, 9/6/94.

Noffsinger, Joseph F.	Deputy Managing Director– Vaughan Harmon Systems Ltd. ("VHSL")	48	Deputy Managing Director of VHSL since 3/99. Prior to that, Chief Engineering Communications & Signal Assets for Conrail, 1990-1998.
Olsson, Björn E.	President and Chief Executive Officer	54	President and Chief Executive Officer of the Company since 1/1/95. President of the Company since 8/1/90.
Porter, Colin	Managing Director–Vaughan Harmon Systems Ltd. ("VHSL")	50	Managing Director of VHSL since 7/99. Prior to that, Director of Marketing & Sales and Deputy Managing Director, 7/97-6/99. Group S&T Engineer British Rail Infrastructure Services London since 1994.
Rosewall, Raymond A.	Executive VP & Chief Operating Officer	48
			Executive VP & Chief Operating Officer of the Company since 1/27/00. Prior to that, Executive VP–Manufacturing since June 1998 and VP–Manufacturing of the Company since 12/27/95. President of Electro Pneumatic Corporation from 12/27/95 to 4/30/96. Prior to that, Executive VP Worldwide Sales and Marketing for QMS, Inc. since 1992.
Scheerer, William J.	VP–Systems Operations	52	VP–Systems Operations of the Company since 1/4/94. Prior to that, various positions with CSX Transportation, most recently Chief Engineer–Train Control.
Schmitz, Stephen L.	Executive VP–Finance and Secretary	46	Executive VP–Finance and Secretary of the Company since 7/1/99. Prior to that, VP–Controller of the Company since 11/1/83.
Taylor, Russell E.	VP–Transit and International Sales	41
			VP–Transit and International Sales of the Company since 8/16/99. Prior to that, Assistant VP–Transit and International from 1/1/99 to 8/16/99; Director–Transit Sales and Business Development, 1/1/97-12/31/98; General Manager –Transit Operations, 1991-1997.
Testerman, Gary E.	AVP–Quality Systems	49	AVP–Quality Systems of the Company since 12/6/99. Prior to that, Director Quality Assurance since 1987.
Utterback, Jeffery J.	Vice President and General Manager– Riverside Operations	38
			Vice President and General Manager–Riverside Operations of the Company since June 1998. Prior to that, Assistant VP–Quality Systems of the Company since 1/1/98. Prior to that, Director–Quality Assurance since 1993.

    Although some of the above have employment agreements which provide for 12 - 24 months of continued employment on a rolling basis, all of the above serve as officers at the pleasure of the Board of Directors and are appointed for one year terms.

    The following is a list of the Board of Directors of the Company:

Individual	Affiliation
Robert E. Harmon	Chairman of the Board
Bruce M. Flohr	President of Flohr Enterprise, Inc.
Rodney L. Gray	Management Consultant
Herbert M. Kohn	Attorney-at-Law Bryan Cave LLP, Kansas City, Missouri
Douglass Wm. List	Management Consultant, Boston Consulting Group Baltimore, Maryland
Gerald E. Myers	President of GEM Financial Services, Inc. Tempe, Arizona
Björn E. Olsson P	resident and Chief Executive Officer Harmon Industries, Inc.
John A. Sprague	Managing General Partner Jupiter Partners, LP, New York, New York
Judith C. Whittaker	Vice President, General Counsel/Secretary Hallmark Cards, Inc., Kansas City, Missouri

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The following consolidated financial statements of Harmon Industries, Inc. and subsidiaries are incorporated by reference from the Company's 1999 Annual Report to Shareholders at the following pages:

Page(s)
Independent Auditors' Report	50
Consolidated Balance Sheets—December 31, 1999 and 1998	32-33
Consolidated Statements of Earnings—Years ended December 31, 1999, 1998 and 1997	34
Consolidated Statements of Stockholders' Equity—Years ended December 31, 1999, 1998 and 1997	35
Consolidated Statements of Cash Flows—Years ended December 31, 1999, 1998 and 1997	36
Notes to Consolidated Financial Statements	37-49

    (a)(2) Financial Statement Schedules

    Selected Financial Data—for the years ended December 31, 1999, 1998 and 1997, are attached hereto at the following pages:

Page(s)
Independent Auditors' Report on Financial Statement Schedule	24
Schedule VIII—Valuation and Qualifying Accounts	25

    All other schedules are omitted as they are either not applicable or the required information is presented in the footnotes to the financial statements in the annual report.

    (a)(3) Exhibits:

Number		Page(s)

3 (ii)	Amended Bylaws	29 through 47
10	Employee Contract Amendment	48-56
11	Computation of per share earnings	57
13	1999 Annual Report to Shareholders	58 through 112
21	Subsidiaries of the registrant	113
23	Consent of experts and counsel	114
27	Financial Data Schedule	115
99-1	Forward Looking Information	Incorporated by reference to page 31 of Exhibit 13
N/A	Notice of Annual Meeting and Proxy Statement dated March 30, 2000	118 through 139

    (b) Reports on Form 8-K:

    There were no reports on Form 8-K for the three months ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMON INDUSTRIES, INC.
Date: March 16, 2000	By:	/s/ BJÖRN E. OLSSON Björn E. Olsson President
Date: March 16, 2000	By:	/s/ STEPHEN L. SCHMITZ Stephen L. Schmitz Executive Vice President-Finance

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and on the dates indicated:

By:	/s/ BRUCE M. FLOHR Bruce M. Flohr, Director	Date: March 16, 2000
By:	/s/ RODNEY L. GRAY Rodney L. Gray, Director	Date: March 16, 2000
By:	/s/ ROBERT E. HARMON Robert E. Harmon, Director	Date: March 16, 2000
By:	/s/ HERBERT M. KOHN Herbert M. Kohn, Director	Date: March 16, 2000
By:	/s/ DOUGLASS WM. LIST Douglass Wm. List, Director	Date: March 16, 2000
By:	/s/ GERALD E. MYERS Gerald E. Myers, Director	Date: March 16, 2000
By:	/s/ BJÖRN E. OLSSON Björn E. Olsson, Director	Date: March 16, 2000
By:	/s/ JOHN A. SPRAGUE John A. Sprague, Director	Date: March 16, 2000
By:	/s/ JUDITH C. WHITTAKER Judith C. Whittaker, Director	Date: March 16, 2000

Independent Auditors' Report

The Board of Directors and Stockholders

Harmon Industries, Inc.

    Under date of February 11, 2000, we reported on the consolidated balance sheets of Harmon Industries Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri

February 11, 2000

    Schedule VIII

Harmon Industries, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Dollars in Thousands)

Description	Beginning balance	Charged to costs and expenses	Recoveries (deductions)	Ending balance
Year ended December 31, 1997:
Allowance for doubtful trade accounts receivable	$307	$18	$(7)	$318
Warranty reserve	$2,988	$70	$(335)	$2,723
Year ended December 31, 1998:
Allowance for doubtful trade accounts receivable	$318	$59	$(26)	$351
Warranty reserve	$2,723	$217	$(885)	$2,055
Year ended December 31, 1999;
Allowance for doubtful trade accounts receivable	$351	$895	$(264)	$982
Warranty reserve	$2,055	$333	$(320)	$2,068