Form 10-Q
period 2000-03-31
HARMON INDUSTRIES INC
filed 2000-05-01
CIK 45635

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Registrant's common stock outstanding as of March 31, 2000: 11,407,691

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at March 31, 2000 and December 31, 1999 as well as the results of its operations for the interim periods ended March 31, 2000 and March 31, 1999. The Consolidated Balance Sheet as of December 31, 1999 is derived from the audited Consolidated Balance Sheet as of that date.

HARMON INDUSTRIES, INC.

Consolidated Statements of Earnings

For periods ended March 31, 2000 and 1999

Amounts in thousands (except per share data)
(Unaudited)

	Three months ended March 31,
	2000	1999
Net sales	$79,264	$58,953
Cost of sales	62,738	44,329
Research and development expenditures	1,617	1,937

Gross profit	14,909	12,687
Selling, general and administrative expenses	10,685	9,876
Amortization of cost in excess of fair value of net assets acquired	735	409
Special charges	757	—
Miscellaneous income, net	(1,050)	(119)

Operating income	3,782	2,521
Interest expense	(1,414)	(563)
Investment income	79	63

Earnings before income taxes, minority interest and cumulative effect of accounting change	2,447	2,021
Income tax expense	931	818
Minority interest in income of consolidated subsidiaries	12	—

Earnings before cumulative effect of accounting change	$1,528	$1,203
Cumulative effect of accounting change, net of tax ($310)	505	—
(See footnote 1)

Net earnings	$2,033	$1,203

Earnings Per Share:
Earnings before cumulative effect of accounting change
Basic	$0.13	$0.11
Diluted	$0.13	$0.11
Net earnings
Basic	$0.18	$0.11
Diluted	$0.18	$0.11
Shares used for computation:
Basic	11,363	10,732
Diluted	11,401	10,864

HARMON INDUSTRIES, INC.

Consolidated Balance Sheets

In thousands of dollars

	March 31, 2000	December 31, 1999
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,220	$7,524
Trade receivables, less allowance for doubtful accounts of $968 in 2000 and $893 in 1999	93,765	92,262
Costs and estimated earnings in excess of billings on uncompleted contracts	27,163	27,720
Inventories:
Work in process	6,283	5,208
Raw materials and supplies	44,135	41,400

	50,418	46,608
Income tax receivable	1,168	826
Deferred tax asset	1,989	2,246
Prepaid expenses and other current assets	2,095	1,248

Total current assets	181,818	178,434

Property, plant and equipment, at cost:
Land	555	555
Buildings	16,345	14,902
Machinery and equipment	25,468	24,852
Office furniture and equipment	32,091	31,841
Transportation equipment	4,899	4,825
Leasehold improvements	3,099	3,081

	82,457	80,056
Less accumulated depreciation and amortization	47,925	46,349

Net property, plant and equipment	34,532	33,707
Deferred tax asset	5,853	5,853
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $6,664 in 2000 and $5,929 in 1999	36,596	39,520
Deferred compensation asset	9,499	8,602
Other assets	4,675	4,859

	$272,973	$270,975

Liabilities and Stockholders' Equity
Current liabilities:
Current debt installments	$5,860	$6,667
Accounts payable	34,961	32,242
Accrued payroll, bonus and employee benefit plan contributions	9,509	11,322
Billings in excess of costs and estimated earnings on uncompleted contracts	27,865	30,792
Accrued special charges	4,976	6,195
Other accrued liabilities	8,906	11,915

Total current liabilities	92,077	99,133

Deferred compensation liability	6,852	6,322
Other long-term liabilities	2,799	2,799
Long-term debt	74,700	67,896

Total liabilities	176,429	176,150
Minority interests	1,179	1,191
Stockholders' equity
Common stock of $.25 par value; authorized 50,000,000 shares, issued 11,407,691 in 2000 and 11,399,000 in 1999	2,852	2,850
Additional paid-in capital	37,597	37,509
Treasury stock at cost; 30,000 shares	(641)	(641)
Foreign currency translation	(807)	(377)
Unearned compensation	(150)	(189)
Retained earnings	56,515	54,482

Total stockholders' equity	95,366	93,634

	$272,973	$270,975

HARMON INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the three month periods ended March, 2000 and 1999

In thousands of dollars
(Unaudited)

	March 31 2000	March 31 1999
Cash flows from operating activities:
Net earnings	$2,033	$1,203
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,550	2,002
Loss on sale of property, plant and equipment	10	—
Earned stock compensation	39	64
Minority Interest in income of consolidated subsidiaries	(12)	—
Changes in assets and liabilities, net of businesses acquired:
Trade receivables	(1,503)	(1,095)
Inventories	(3,810)	(2,884)
Estimated costs, earnings and billings on contracts	(2,370)	(1,840)
Prepaid expenses and other current assets	(847)	(1,140)
Income tax asset (net)	(85)	336
Accounts payable	2,719	(4,257)
Accrued payroll and benefits	(1,813)	(6,803)
Special charges	(1,219)	—
Other accrued liabilities	(821)	(577)
Other deferred liabilities	530	701

Total adjustments	(6,631)	(15,493)

Net cash used in operating activities	(4,598)	(14,290)

Cash flows from investing activities:
Capital expenditures	(2,663)	(2,568)
Acquisition of businesses	—	(14,620)
Proceeds from sale of property, plant and equipment	14	5
Deferred compensation, net	(897)	(986)
Other investing activities	184	(414)

Net cash used in investing activities	(3,362)	(18,583)

Cash flows from financing activities:
Proceeds from issuance of common stock	90	284
Borrowings under line of credit agreements	21,985	46,586
Repayments under line of credit agreements	(14,669)	(11,150)
Principal payments of long-term debt	(1,319)	(56)

Net cash provided by financing activities	6,087	35,664

Foreign currency translation	(430)	(223)

Net increase (decrease) in cash and cash equivalents	(2,304)	2,568

Cash and cash equivalents at beginning of period	7,524	1,669

Cash and cash equivalents at end of period	$5,220	$4,237

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,564	$734
Income taxes	$336	$271
Acquisitions of businesses financed by issuance of common stock	$—	$3,018

HARMON INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity

In thousands of dollars
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Foreign Currency Translation	Unearned Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
Balance at December 31, 1998	$2,666	$27,457	0	$127	$(287)	$54,995	$84,958

Net earnings						1,203	1,203	$1,203
Common stock issued:
Acquisition of businesses	50	2,968					3,018
Deferred compensation					32		32
Stock options and other	8	308					316
Foreign currency translation				(223)			(223)	(223)

Comprehensive income								$980

Balance at March 31, 1999	$2,724	$30,733	0	$(96)	$(255)	$56,198	$89,304

Net earnings						1,379	1,379	$1,379
Cash dividends paid						(665)	(665)
Purchase of Treasury stock			(641)				(641)
Common stock issued:
Acquisition of businesses	56	2,160					2,216
Deferred compensation					37		37
Stock options and other		5					5
Foreign currency translation				(367)			(367)	(367)

Comprehensive income								$1,012

Balance at June 30, 1999	$2,780	$32,898	$(641)	$(463)	$(218)	$56,912	$91,268

Net earnings						1,093	1,093	$1,093
Common stock issued:
Acquisition of businesses	73	4,687					4,760
Deferred compensation					39		39
Stock options and other		7					7
Foreign currency translation				545			545	545

Comprehensive income								$1,638

Balance at September 30, 1999	$2,853	$37,592	$(641)	$82	$(179)	$58,005	$97,712

Net earnings						(2,829)	(2,829)	$(2,829)
Cash dividends paid						(694)	(694)
Common stock issued:
Acquisition of businesses	(3)	(85)					(88)
Deferred compensation					(10)		(10)
Stock options and other		2					2
Foreign currency translation				(459)			(459)	(459)

Comprehensive income								$(3,288)

Acquisition of 30,000 common shares

Balance at December 31, 1999	$2,850	$37,509	$(641)	$(377)	$(189)	$54,482	$93,634

Net earnings						2,033	2,033	$2,033
Common stock issued:
Deferred compensation					39		39
Stock options and other	2	88					90
Foreign currency translation				(430)			(430)	(430)

Comprehensive income								$1,603

Balance at March 31, 2000	$2,852	$37,597	$(641)	$(807)	$(150)	$56,515	$95,366

Harmon Industries, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements
March 31, 2000 and 1999
(Unaudited)

Note (1) Change in Accounting for Inventory Cost

    Effective January 1, 2000, the Company changed its method of applying certain overhead costs to inventories. Previously, all overhead costs were applied to inventory during the production process based on labor hours. Under the new method, certain overhead costs are applied to purchased raw materials at the time inventory is received based on cost of the related procurement activities, and the remaining overhead costs are applied to inventory during the production process. The change was made to improve the valuation of inventory by applying overhead costs to inventory as the costs are incurred, thereby resulting in a better matching of revenues and expenses. The change in accounting for inventory is recorded as a cumulative effect of a change in an accounting principle, which had the effect of increasing first quarter 2000 net income by $505 thousand (net of $310 thousand for taxes). This change had no significant impact on the first quarter 2000 income before cumulative effect of accounting change. The financial statements have not been restated to reflect the accounting change. If this newly adopted policy had been applied in the first quarter of 1999 net income would have been increased by $121 thousand, net of tax ($0.01 per share).

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended March 31, 2000

Sales

    Harmon Industries, Inc. ("Harmon" or "the Company") recorded net sales for the quarter of $79.3 million, an increase of $20.3 million, or 34.5%, from the first quarter of 1999. This increase is primarily the combination of an increase in gross sales of $10 million in North American transit sales, $9 million in international sales and $1 million in other sales. North American Freight sales were relatively unchanged. Excluding acquired businesses, comparable revenues for the quarter were $66 million.

Gross profit

    Gross profit for the quarter increased by 17.5% to $14.9 million in 2000 from $12.7 million in 1999, however the consolidated gross profit margin percentage decreased to 18.8% from 21.5%. The increase in the amount of gross profit was the result of an increase in sales, net of the impact of the lower gross profit margin percentage and a decrease in R&D expenditures by $0.3 million. The decline in gross profit margin percentage is primarily the result of the continuing trend in the sales mix toward lower margin transit and services sales, net of a decrease in R&D expenditures to 2.0% as a percent of sales in the first quarter of 2000 from 3.3% in the first quarter of 1999. The decline in R&D expenditures does not mean reduced engineering resources as in many cases the Company's engineers are working on direct projects. Direct project engineering costs are recorded as cost of sales.

SG&A

    Selling, general and administrative expenses (SG&A) were $10.7 million for the first quarter 2000 compared with $9.9 million for the prior year quarter. Much of the increase in SG&A consisted of personnel and occupancy expenses associated with acquisitions completed during the first half of 1999. SG&A as a percent of net sales decreased from 16.8% for the 1999 quarter to 13.5% for the 2000 quarter.

Goodwill amortization

    Amortization expense increased to $735 thousand from $409 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from acquisitions made in the first half of 1999.

Special charges

    The Company recorded a special charge of $9.1 million ($5.6 million after tax) in the fourth quarter of 1999 in connection with a restructuring plan which was announced in November 1999. Reference the 10K for the period ended December 31, 1999 for a complete discussion of the plan. The restructuring plan entails the consolidation of the Company's component assembly operations and the majority of its research and development efforts into its Grain Valley, Missouri facility and its product assembly and asset management operations into its Warrensburg, Missouri plant. Progress to date includes closure of the Long Island, New York facility by consolidating it into the Grain Valley, Missouri facility, completion of the move of the operation from Riverside, California to Missouri and completion of numerous cost reduction activities throughout the remainder of the Company. The Company expects the restructuring of operations to be completed during the year 2000. The restructuring program is proceeding as planned with respect to facility closings, transfer of manufacturing operations and severance pay outs. The Company expects the remaining accruals to be fully utilized and to be sufficient.

    A summary of activity related to accrued special charges is as follows (in thousands):

	Accrual at December 31, 1999	Amount Paid Through March 31, 2000	Accrual at March 31, 2000
Severance	$4,490	$1,202	$3,288
Cost related to future lease obligations and other	1,705	17	1,688

Total	$6,195	$1,219	$4,976

    The Company experienced special charges in the first quarter 2000 in the amount of $757 thousand for expenses associated with cross training employees on the manufacture of products previously assembled in the Riverside California plant, consulting support, travel and relocation.

Miscellaneous Income

    Miscellaneous income for the first quarter 2000 was $1.05 million compared to $0.1 million for the same period 1999. The increase is due principally to a royalty payment from Nippon Signal as a result of the agreement involving the Company's Advanced Automated Train Control technology.

Interest

    Net interest expense (interest expense less investment income) for the quarter increased to $1.3 million from $563 thousand for the prior year's quarter as a result of higher interest rates and higher borrowings required to support increased working capital levels and to fund acquisitions completed in 1999.

Taxes

    The effective income tax rate for the quarter decreased from 40.5% in 1999 to 38.1% in 2000. This decrease is due primarily to certain foreign tax loss carry forwards that are expected to be used against foreign net income for which a tax benefit has not previously been recorded.

Accounting Change

    Effective January 1, 2000, the Company changed its method of applying certain overhead costs to inventories. Previously, all overhead costs were applied to inventory during the production process based on labor hours. Under the new method, certain overhead costs are applied to purchased raw materials at the time inventory is received based on cost of the related procurement activities, and the remaining overhead costs are applied to inventory during the production process. The change was made to improve the valuation of inventory by applying overhead costs to inventory as the costs are incurred, thereby resulting in a better matching of revenues and expenses. The change in accounting for inventory is recorded as a cumulative effect of a change in an accounting principle, which had the effect of increasing first quarter 2000 net income by $505 thousand (net of $310 thousand for taxes). This change had no significant impact on the first quarter 2000 income before cumulative effect of accounting change. The financial statements have not been restated to reflect the accounting change. If this newly adopted policy had been applied in the first quarter of 1999 net income would have been increased by $121 thousand, net of tax ($0.01 per share).

Net earnings

    Net earnings before the special charges and the cumulative effect of the accounting change were $2.0 million for 2000 compared to $1.2 million last year. In addition to the royalty income described above, the main drivers to the performance improvement before the special charges and the accounting change were strict cost controls, an earlier than expected effect of our restructuring effort and to some extent the effect of the increased sales volume. The Company experienced special charges in the amount of $469 thousand, net of tax, as well as the cumulative effect of an accounting change of $505 thousand, net of tax.

Earnings per Share

    Basic and diluted earnings per common share including special charges and the accounting change were $0.18 for the first quarter 2000. The following pro forma table shows the effect of the various items on earnings per common share:

	2000	1999
Basic and diluted
Net earnings before special charges and accounting change:	$0.18	$0.11
Cumulative effect of accounting change	0.04	—
Effect of special charge	(0.04)	—

Net earnings	$0.18	$0.11

Orders and Backlog

    The Company's orders for the first quarter 2000 from North American freight railroads increased 12 percent versus 1999's first quarter. Last year, a delay in orders from the North American freight railroad sector adversely affected the Company and the industry. The Company's orders from international customers grew from $2.6 million in the first quarter of 1999 to $11 million in 2000. The majority of this increase was from the Italian subsidiary, Siliani Harmon, which was acquired in April 1999. Due to normal timing differences with the award of new contracts, orders from North American rail transit was down from $33 million in 1999 to $10.3 million for the first quarter 2000.

    The company's total backlog increased $26 million to $214 million at March 31, 2000 from $188 million at March 31, 1999. The increase is due principally to growth in international market, which is the result of the Siliani Harmon acquisition completed in April 1999. The Company's backlog as compared to December 31, 1999 decreased 3% or $7 million due to shipments made to North American transit customers.

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

	Three months ended March 31, 2000	Three months ended March 31, 1999
USA Operations
Net Sales	$66,637	$56,228
Expenses excluding special charges	61,911	53,473
Special Charges	757	—
Operating Income/(Loss)	3,969	2,755
Assets	239,302	193,226
Accounts Receivable	76,196	54,345
Inventory	44,570	45,612
International Operations
Net Sales	12,627	2,725
Expenses excluding special charges	12,814	2,959
Special charges	—	—
Operating Income/(Loss)	(187)	(234)
Assets	33,671	6,016
Accounts Receivable	17,569	3,977
Inventory	5,848	510
Consolidated
Net Sales	79,264	58,953
Expenses excluding special charges	74,725	56,432
Special charges	757	—
Operating Income/(Loss)	3,782	2,521
Assets	272,973	199,242
Accounts Receivable	93,765	58,322
Inventory	50,418	46,122

    The changes in the USA operations can be attributed to the acquisitions made last year and the growth in the transit business. These items are explained above and in the 10K for the year ended December 31, 1999.

    The changes in the international operations are primarily due to the acquisition of Siliani Harmon on April 30, 1999 as described in the 10K for the year ended December 31, 1999. Due to the timing regarding when the Italian railroads release projects to suppliers, Siliani Harmon normally generates the vast majority of its profit in the second half of the year.

Liquidity at March 31, 2000

    At March 31, 2000, the Company had $20.3 million in liquidity. This consisted of $5.2 million in cash and cash equivalents plus $15.1 million available under bank lines of credit. The current ratio at March 31, 2000 was 1.97 to 1 compared to 1.80 to 1 at December 31, 1999 and 2.60 to 1 at March 31, 1999. Cash used in operating activities for the three months ended March 31, 2000 was $4.6 million compared to cash used in operating activities of $14.3 million for the same period one year ago. Cash used for investing activities in the three months ended March 31, 2000 was $3.3 million as compared to $18.6 million in the prior year. The prior year included $14.6 million paid in connection with the acquisition of businesses. Cash provided by financing activities in the three months ended March 31, 2000 decreased to $6.0 million from $35.7 million in the prior year. The decrease was principally the result of borrowings in 1999 used to fund acquisitions and working capital investments. The company believes it has sufficient liquidity to execute its plans.

Litigation Update

  Grain Valley Matter

    Since 1991 the Company, as previously reported in published 10Qs and 10Ks, has been involved in a dispute with the Environmental Protection Agency ("EPA") regarding payment of civil penalties. The "EPA" has declined to appeal to the U.S. Supreme Court the decision issued by the U.S. District Court for the Western District of Missouri and affirmed by the U.S. Court of Appeals. The District Court decision in favor of the Company is now final and subject to no further appeals. The Company will not have to pay civil penalties of $586,716 to the Environmental Protection Agency ("EPA") related to the Grain valley environmental matter

  Patent Litigation

    The Company has previously reported in its December 31, 1999 10K that it was engaged in a dispute with Union Switch & Signal ("US&S") regarding a patent infringement related to the US&S locomotive cab signal system. The Company filed counterclaims against "US&S" as a result of the allegations. The Company and Union Switch & Signal, Inc. ("US&S") have agreed to settle the claims and counterclaims they have filed against each other with respect to US&S' locomotive cab signal system patents. The terms of the settlement are confidential. The settlement is not expected to have a material effect on the consolidated financial statements of the Company or on its future business operations.

  Termination of Subsidiary's Subcontract

    Union Switch & Signal ("US&S") has recently declared the Company's subsidiary, Harmon Control and Information Systems, Inc. ("HCIS") in default on a New York City Transit System Automatic Train supervision subcontract. US&S consequently terminated the subcontract on April 18, 2000. The Company considers the action taken by US&S to be improper and unjustified and HCIS intends to vigorously pursue the matter through arbitration. The total original contract award was approximately $15 million. Because the dispute is in the early stages, the Company is unable to predict the outcome.

Forward-looking Statements

    Statements made in this document, which are not historical in nature, are forward-looking statements. The forward-looking statements made in this document, as well as all other forward-looking statements or information provided by Harmon Industries, Inc. or its officers and employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of Harmon Industries, Inc. are based upon, among other things, internal estimates, preliminary information, management assumptions, and the performance of the U.S. and international economies, as well as the freight rail and transit rail industries in which Harmon Industries, Inc. does business. These statements should be considered in light of risks and uncertainties, including but not limited to the Company's restructuring initiative, the uncertainty of the above described litigation and other factors which may affect Harmon Industries, Inc.'s actual performance, including the ability of Harmon Industries, Inc. to complete its long-term contracts within current estimated costs, the completion of the Company's restructuring consistent with estimated timing and cost assumptions, timing of Class 1 freight railroad orders, the ability of Harmon Industries, Inc. to achieve a product mix consistent with its current projections and other factors as discussed in the Company's most recent Form 10-K. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:
Exhibit Number	Exhibit
11	Computation of per share earnings
18	Letter on change in accounting principle
27	Financial Data Schedule

(b)
Reports on Form 8-K:

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMON INDUSTRIES, INC.
Date: May 1, 2000	/s/ BJÖRN E. OLSSON Björn E. Olsson, President and Chief Executive Officer
Date: May 1, 2000	/s/ STEPHEN L. SCHMITZ Stephen L. Schmitz, Executive Vice President—Finance

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Harmon Industries, Inc. and Subsidiaries Note to Condensed Consolidated Financial Statements March 31, 2000 and 1999 (Unaudited)
  Note (1) Change in Accounting for Inventory Cost
PART I. FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES