Form 10-Q
period 2000-06-30
HARMON INDUSTRIES INC
filed 2000-08-04
CIK 45635

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

Commission File Number: 0-7916

HARMON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	44-0657800 (I.R.S. Employer Identification No.)
1600 NE Coronado Drive, Blue Springs, Missouri (Address of principal executive offices)	64014 (Zip Code)

816-229-3345
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Registrant's common stock outstanding as of June 30, 2000: 11,417,022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    The Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity are unaudited, but reflect, in the opinion of management, all adjustments necessary, all of which are considered normal and recurring, to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999 as well as the results of its operations for the interim periods ended June 30, 2000 and June 30, 1999. The Consolidated Balance Sheet as of December 31, 1999 is derived from the audited Consolidated Balance Sheet as of that date.

HARMON INDUSTRIES, INC.
Consolidated Statements of Earnings (Loss)
For periods ended June 30, 2000 and 1999
Amounts in thousands (except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Net sales	$76,764	$79,779	$156,028	$138,732
Cost of sales	61,352	62,578	124,090	106,905
Special Charges	651	—	651	—
Research and development expenditures	1,178	2,355	2,795	4,292

Gross profit	13,583	14,846	28,492	27,535
Selling, general and administrative expenses	10,060	10,520	20,745	20,396
Amortization of cost in excess of fair value of net assets acquired	769	586	1,504	994
Special Charges	2,544	—	3,301	—
Miscellaneous (income) expense-net	(803)	(68)	(1,853)	(186)

Operating income	1,014	3,808	4,796	6,331
Interest expense	(1,481)	(1,073)	(2,895)	(1,636)
Investment income	96	66	175	128

Earnings (loss) before income taxes, minority interest and cumulative effect of accounting change	(371)	2,801	2,076	4,823
Income tax expense	(254)	1,387	677	2,206
Minority interest in income of consolidated subsidiaries	33	(35)	45	(35)

Earnings (loss) before cumulative effect of accounting change	$(84)	$1,379	$1,444	$2,582
Cumulative effect of Accounting change, net of tax ($310) (See Note 1)	—	—	505	—

Net Earnings (loss)	$(84)	$1,379	$1,949	$2,582

Earnings Per Share:
Earnings before cumulative effect of accounting change
Basic	$(0.01)	$0.13	$0.13	$0.24
Diluted	$(0.01)	$0.12	$0.13	$0.23
Net earnings per common share:
Basic	$(0.01)	$0.13	$0.17	$0.24
Diluted	$(0.01)	$0.12	$0.17	$0.23
Shares used for computation:
Basic	11,372	11,012	11,367	10,873
Diluted	11,413	11,111	11,406	10,988

HARMON INDUSTRIES, INC.
Consolidated Balance Sheets
In thousands of dollars

	June 30, 2000 (unaudited)	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$5,805	$7,524
Trade receivables, less allowance for doubtful accounts of $999 in 2000 and $982 in 1999	71,266	92,262
Costs and estimated earnings in excess of billings on uncompleted contracts	27,502	27,720
Inventories:
Work in process	8,324	5,208
Raw materials and supplies	45,668	41,400

	53,992	46,608
Income tax receivable	1,582	826
Deferred tax asset	610	2,246
Prepaid expenses and other current assets	2,156	1,248

Total current assets	162,913	178,434

Property, plant and equipment, at cost:
Land	555	555
Buildings	17,307	14,902
Machinery and equipment	25,680	24,852
Office furniture and equipment	32,753	31,841
Transportation equipment	4,822	4,825
Leasehold improvements	3,390	3,081

	84,507	80,056
Less accumulated depreciation and amortization	49,833	46,349

Net property, plant and equipment	34,674	33,707
Deferred tax asset	5,853	5,853
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $6,818 in 2000 and $5,314 in 1999	35,366	39,520
Deferred compensation asset	9,631	8,602
Other assets	5,844	4,859

	$254,281	$270,975

HARMON INDUSTRIES, INC.
Consolidated Balance Sheets (Continued)
In thousands of dollars

	June 30, 2000 (unaudited)	December 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt installments	$6,247	$6,667
Accounts payable	28,939	32,242
Accrued payroll, bonus and employee benefit plan contributions	10,083	11,322
Billings in excess of costs and estimated earnings on uncompleted contracts	21,698	30,792
Accrued Special Charges	3,048	6,195
Other accrued liabilities	9,273	11,915

Total current liabilities	79,288	99,133

Deferred compensation liability	6,966	6,322
Other long-term liabilities	2,615	2,799
Long-term debt	69,967	67,896

Total liabilities	158,836	176,150
Minority interests	1,146	1,191
Stockholders' equity
Common stock of $.25 par value; authorized 50,000,000 shares, issued 11,417,022 in 2000 and 11,399,000 in 1999	2,854	2,850
Additional paid-in capital	37,705	37,509
Treasury stock at cost; 30,000 shares	(641)	(641)
Foreign currency translation	(1,197)	(377)
Unearned compensation	(170)	(189)
Retained earnings	55,748	54,482

Total stockholders' equity	94,299	93,634

	$254,281	$270,975

HARMON INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2000 and 1999
In thousands of dollars
(Unaudited)

	June 30, 2000	June 30, 1999
Cash flows from operating activities:
Net earnings	$1,949	$2,582
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,970	4,472
(Gain) loss on sale of property, plant and equipment	(21)	10
Earned stock compensation	19	101
Minority Interest in income of consolidated subsidiaries	(45)	—
Special charges	2,619	—
Changes in assets and liabilities, net of businesses acquired:
Trade receivables	20,996	11,494
Inventories	(7,384)	(2,764)
Estimated costs, earnings and billings on contracts	(8,876)	(11,501)
Prepaid expenses and other current assets	(908)	(661)
Income tax asset (net)	880	216
Accounts payable	(3,303)	1,617
Accrued payroll and benefits	(1,239)	(8,726)
Accrued special charges	(3,743)	—
Other accrued liabilities	(1,940)	1,543
Other deferred liabilities	644	860

Total adjustments	3,669	(3,339)

Net cash provided by (used in) operating activities	5,618	(757)

Cash flows from investing activities:
Capital expenditures	(5,839)	(6,332)
Acquisition of businesses	—	(20,857)
Proceeds from sale of property, plant and equipment	—	5
Deferred compensation, net	(1,029)	(1,091)
Other investing activities	(985)	46

Net cash used in investing activities	(7,853)	(28,229)

Cash flows from financing activities:
Proceeds from issuance of common stock	200	289
Purchase of treasury stock	—	(641)
Cash dividends paid	(683)	(665)
Borrowings under line of credit agreements	75,011	77,960
Repayments under line of credit agreements	(71,885)	(39,996)
Principal payments of long-term debt	(1,475)	(207)

Net cash (used in) provided by financing activities	1,168	36,740

Foreign currency translation adjustment	(652)	(590)

Net increase (decrease) in cash and cash equivalents	1,719	7,164

Cash and cash equivalents at beginning of period	7,524	1,669

Cash and cash equivalents at end of period	$5,805	$8,833

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,473	$1,496
Income taxes	$774	$531
Acquisitions of businesses financed by issuance of common stock	$—	$5,234

HARMON INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity
In thousands of dollars
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Foreign Currency Translation	Unearned Compensation	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
Balance at December 31, 1998	$2,666	$27,457	$0	$127	$(287)	$54,995	$84,958

Net earnings						1,203	1,203	$1,203
Common stock issued:
Acquisition of businesses	50	2,968					3,018
Deferred compensation					32		32
Stock options and other	8	308					316
Foreign currency translation				(223)			(223)	(223)

Comprehensive income								$980

Balance at March 31, 1999	$2,724	$30,733	$0	$(96)	$(255)	$56,198	$89,304

Net earnings						1,379	1,379	$1,379
Cash dividends paid						(665)	(665)
Purchase of Treasury stock			(641)				(641)
Common stock issued:
Acquisition of businesses	56	2,160					2,216
Deferred compensation					37		37
Stock options and other		5					5
Foreign currency translation				(367)			(367)	(367)

Comprehensive income								$1,012

Balance at June 30, 1999	$2,780	$32,898	$(641)	$(463)	$(218)	$56,912	$91,268

Net earnings						1,093	1,093	$1,093
Common stock issued:
Acquisition of businesses	73	4,687					4,760
Deferred compensation					39		39
Stock options and other		7					7
Foreign currency translation				545			545	545

Comprehensive income								$1,638

Balance at September 30, 1999	$2,853	$37,592	$(641)	$82	$(179)	$58,005	$97,712

Net earnings						(2,829)	(2,829)	$(2,829)
Cash dividends paid						(694)	(694)
Common stock issued:
Acquisition of businesses	(3)	(85)					(88)
Deferred compensation					(10)		(10)
Stock options and other		2					2
Foreign currency translation				(459)			(459)	(459)

Comprehensive income								$(3,288)

Balance at December 31, 1999	$2,850	$37,509	$(641)	$(377)	$(189)	$54,482	$93,634

Net earnings						2,033	2,033	2,033
Cash dividends paid
Common stock issued:
Deferred compensation					39		39
Stock options and other	2	88					90
Foreign currency translation				(430)			(430)	(430)

Comprehensive income								$1,603

Balance at March 31, 2000	$2,852	$37,597	$(641)	$(807)	$(150)	$56,515	$95,366

Net earnings						(84)	(84)	(84)
Cash dividends paid						(683)	(683)
Common stock issued:
Deferred compensation					(20)		(20)
Stock options and other	2	108					110
Foreign currency translation				(390)			(390)	(390)

Comprehensive income								$(474)

Balance at June 30, 2000	$2,854	$37,705	$(641)	$(1,197)	$(170)	$55,748	$94,299

Harmon Industries, Inc. and Subsidiaries
Note to Condensed Consolidated Financial Statements
March 31, 2000 and 1999
(Unaudited)

Note (1)  Change in Accounting for Inventory Cost

    Effective January 1, 2000, the Company changed its method of applying certain overhead costs to inventories. Previously, all overhead costs were applied to inventory during the production process based on labor hours. Under the new method, certain overhead costs are applied to purchased raw materials at the time inventory is received based on cost of the related procurement activities, and the remaining overhead costs are applied to inventory during the production process. The change was made to improve the valuation of inventory by applying overhead costs to inventory as the costs are incurred, thereby resulting in a better matching of revenues and expenses. The change in accounting for inventory is recorded as a cumulative effect of a change in an accounting principle, which had the effect of increasing first quarter 2000 net income, by $505 thousand (net of $310 thousand for taxes). This change had no significant impact on the first quarter 2000 income before cumulative effect of accounting change. The financial statements have not been restated to reflect the accounting change. If this newly adopted policy had been applied in the first quarter of 1999 the impact on net income would not have been material.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Special note

    On July 16, 2000, Harmon Industries, Inc. entered into an Agreement and Plan of Merger, with General Electric Company. Pursuant to this agreement GE will commence an offer to exchange $30 of GE common stock (based on the weighted average trading price of GE common stock during a designated period prior to the closing of the offer) for each Harmon share tendered in the offer. See Harmon's Form 8-K, Schedule 14d-9 and other documents filed with the Securities Exchange Commission for more information.

Results of Operations: Three Months Ended June 30, 2000

Sales

    Harmon Industries, Inc. ("Harmon" or "the Company") recorded net sales for the quarter of $76.8 million, a decrease of $3.0 million, or 3.8%, from the second quarter of 1999. The decrease in net sales is primarily the result of a decrease in North American Freight sales of $6.2 million combined with a decrease in other product sales of $1.8 million. Offsetting the decreases described above was an increase in transit sales of $4.8 million.

Gross profit

    Gross profit for the quarter decreased by $1.2 million to $13.6 in 2000 from $14.8 million in 1999. The gross profit percentage decreased to 17.7% in the second quarter 2000 from 18.6% in the prior year second quarter. Gross profit was adversely effected by the special charges (discussed below - 0.8% of sales) and higher systems business sales which have a lower gross profit percentage. The majority of the increased system business sales were from the increase in transit business. Partially offsetting the reduced margin from these items were increased sales of products, which although increased in total dollars from last year, were still a lower portion of total sales. Reduced R&D expenditures also favorably affected the gross profit as a percent of sales. The reduced R&D spending does not reflect lower engineering capacity as in many cases the Company's engineers are working on direct projects. Direct project engineering costs are recorded as cost of sales. Further impacting gross profit was the $651 thousand impact of special charges associated with restructuring described below.

    Expenditures associated with the Bay Area Rapid Transit (BART) project have decreased margins for the second quarter ended 2000 as well as 1999. In 2000 the company experienced a $2.5 million cost overrun that was driven by longer than expected testing time and system interface issues. Whereas, in 1999 subcontractor performance issues decreased margins by $2.5 million. These events are not a normal component of the Company's project cost structure.

SG&A

    Selling, general and administrative expenses (SG&A) were $10.1 million during the 2000 quarter compared with $10.5 million during the prior year quarter. The decrease in SG&A consisted primarily of personnel related expenses. SG&A as a percent of net sales decreased from 13.2% during the 1999 quarter to 13.1% during the 2000 quarter.

Goodwill amortization

    Amortization expense increased to $769 thousand from $586 thousand in the same quarter one year ago. This increase is attributable to the increase in goodwill resulting from a full quarter in 2000 versus a partial amount of amortization experienced in 1999 as acquisitions were completed throughout the second quarter of 1999.

Special charges

    The Company recorded a special charge of $9.1 million ($5.6 million after tax) in the fourth quarter of 1999 in connection with a restructuring plan which was announced in November 1999. Reference is made to the Company's 10-K for the period ended December 31, 1999 for a complete discussion of the plan. The plan entails the consolidation of the Company's component assembly operations and the majority of its research and development efforts into its Grain Valley, Missouri facility and its product assembly and asset management operations into its Warrensburg, Missouri plant. Progress to date includes closure of the Long Island, New York facility by consolidating it into the Grain Valley, Missouri facility, completion of the move of operations from Riverside, California to Missouri, completion of the move of the asset management operations from Lees Summit to Warrensburg Missouri and completion of numerous cost reduction activities throughout the remainder of the Company.

    In June 2000 the Company recorded special charges of $3.3 million associated with the closure of its subsidiary, Golden Gate Switchgear, Inc ("Golden Gate"). The charges include severance and related costs of $0.1 million, lease cancellation and facility closure costs of $0.5 million and other costs of $0.1 million. In addition, the Company recorded asset impairment charges of $2.0 million related to goodwill and fixed assets of Golden Gate. A charge of $0.65 million was also recorded to reflect the write down of inventory related to Golden Gate products, which will be discontinued.

    The Company believes that the Golden Gate closure is the final major action related to this restructuring program. The Company expects the restructuring of operations to be completed during the year 2000. It is proceeding as planned with respect to all facility closings, transfer of manufacturing operations and severance payments.

    A summary of activity related to accrued special charges is as follows (in thousands):

	Accrual at December 31, 1999	Activity Through June 30, 2000	Accrual at June 30, 2000
Severance	$4,629	$3,645	$984
Costs related to future lease obligations and other expenses	1,566	77	1,489

Total	$6,195	$3,722	$2,473

Golden Gate special charge reserve:

	Original Accrual June 30, 2000	Amount Paid Through June 30, 2000	Accrual at June 30, 2000
Severance	$70	$21	$49
Costs related to future lease obligations and other expenses	526	—	526

Total	$596	$21	$575

    Excluding the impact of the Golden Gate restructuring reserve, during the second quarter of 2000 the Company reduced by $1.2 million the accruals for severance costs relating to the restructuring plan announced in November 1999 as these costs are no longer expected to be paid. In addition, the Company incurred special charges of $1.1 million in the second quarter related to manufacturing inefficiencies of products previously assembled in the Riverside California plant, cross training expenses, consulting support, and travel related to restructuring.

    Total special charges, including those incurred to date, the Golden Gate charges and the remaining period expenses, are expected to be within the original estimates described in the restructuring plan announced in November 1999.

Miscellaneous Income

    Miscellaneous income for the second quarter 2000 was $800 thousand compared to $68 thousand for the same period 1999. The increase is due principally to a royalty payment from Nippon Signal as a result of a license agreement involving the Company's Advanced Automated Train Control technology.

Interest

    Net interest expense (interest expense less investment income) for the quarter increased to $1.4 million from $1.1 million for the prior year quarter as a result of higher borrowings required to support increased working capital and higher interest rates.

Taxes

    The effective tax rate for the quarter was 68.6% (Benefit) in 2000 as compared to 49.5% (Expense) in 1999. This change is due to certain foreign tax loss carry forwards that are being used against foreign net income and lower income earned in countries with higher tax rates.

Net earnings

    Net income decreased to a loss of $84 thousand from $1.4 million in the prior year quarter. The decrease is primarily attributable to special charges recorded in the second quarter of 2000.

Earnings per Share

    Basic and diluted earnings per common share including special charges were ($0.01) for the second quarter 2000. The following pro forma table shows the effect of the various items on earnings per common share:

Basic	2000	1999
Net earnings before special charges	$0.16	$0.13
Effect of special charge	(0.17)	—

Net earnings	$(0.01)	$0.13

Diluted	2000	1999
Net earnings before special charges	$0.16	$0.12
Effect of special charge	(0.17)	—

Net earnings	$(0.01)	$0.12

Orders and Backlog

    Total orders for the second quarter were $63 million, down 46% from $116 million for the same period in 1999. While North American freight orders were down $6.2 million for the second quarter, orders for the first six months in 2000 are 8% percent above the last half of 1999.

    Transit orders were also down to $10.5 million during the period versus $39 million in the prior year. The Company anticipates bidding on $200 million worth of transit business in the second half of 2000, in addition to approximately $100 million in business where it is the designated signal supplier. Transit sales for the period increased to $20 million from $15 million in 1999, a 31 percent increase, reflecting shipments from backlog. The Company expects transit orders for 2000 to exceed those of 1999.

    International orders for the quarter totaled $6.5 million versus $18.9 million in the second quarter of 1999, a decrease of 66 percent. The decrease reflects timing of receipt of orders as the prior year reflected two major orders placed with Siliani Harmon in Italy totaling $3.0 million. The Company anticipates that orders received in the second half of 2000 will lead to growth in orders in this sector for the year.

Results of Operations: Six Months Ended June 30, 2000

Sales

    Net sales for the six months ended June 30, 2000 were $156.0 million, an increase of $17.3 million, or 12.5%, from the same period in 1999. The increase is due primarily to an increase in net sales of $14.8 million in North American transit sales, $8.7 million in international sales and $0.6 million in other sales. North American freight sales decreased $6.8 million.

Gross profit

    Gross margin percentage decreased to 18.3% in 2000 from 19.8% in 1999. The decline in gross margin percentage is primarily the result of the continuing trend in the sales mix toward lower margin transit and services sales.

SG&A

    Selling, general and administrative expenses (SG&A) were $20.7 million during the six months ended June 30, 2000 compared with $20.4 million during the prior year period. SG&A as a percent of net sales decreased from 14.7% during the 1999 period to 13.3% during the 2000 period.

Goodwill amortization

    Amortization expense increased to $1.5 million from $1.0 million in the same period one year ago. This increase is attributable to the increase in goodwill resulting from a full quarter in 2000 versus a partial amount of amortization experienced in 1999 as acquisitions were completed throughout the first half of 1999.

Miscellaneous Income

    Miscellaneous income for the first six months 2000 was $1.85 million compared to $0.2 million for the same period 1999. The increase is due principally to royalty payments from Nippon Signal as a result of the agreement involving the Company's Advanced Automated Train Control technology.

Interest

    Net interest expense (interest expense less investment income) for the six months ended June 30, 2000 increased to $2.7 million from $1.5 million for the prior year period as a result of higher borrowings required to support increased working capital needs and higher interest rates.

Taxes

    The effective tax rate for the six months decreased to 32.6% in 2000 from 45.7% in 1999. This decrease is due primarily to certain foreign tax loss carry forwards that are being used against foreign net income and lower income earned in countries with higher tax rates.

Net Earnings

    For the six months ended June 30, 2000, net income decreased to $1.9 million from $2.6 million in the prior year. The Company experienced special charges related to the restructuring described above in the amount of $1.96 million, net of tax during the first six months. This was partially offset by the cumulative effect of an accounting change of $505 thousand, net of tax. In addition to the royalty income described above, other contributors to the Company's performance were strict cost controls, an earlier than expected effect of our restructuring effort and to some extent the effect of the increased sales volume.

Earning per share

    Basic and diluted earnings per common share including special charges were $0.17 for the six months ended June 30, 2000. The following pro forma table shows the effect of the various items on earnings per common share:

Basic	2000	1999
Net earnings before special charges and accounting change
	$0.34	$0.24
Cumulative effect of accounting change	0.04	—
Effect of special charge	(0.21)	—

Net earnings	$0.17	$0.24

Diluted	2000	1999
Net earnings before special charges and accounting change
	$0.34	$0.23
Cumulative effect of accounting change	0.04	—
Effect of special charge	(0.21)	—

Net earnings	$0.17	$0.23

Segment Information

    The Company manages its operations through two business segments: USA operations and international operations. Each unit sells train control and train signal products as well as services to railroads and transit authorities. The international business segment sells the Company's products and services outside the U.S. The Company is reporting business segment information in accordance with the provisions of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which was issued in June 1997. The Company evaluates performance based upon net operating profit. Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory and accounts receivable are captured and reported discretely within each operating segment.

	Three months ended June 30, 2000	Three months ended June 30, 1999
USA Operations
Net Sales	$67,610	$70,782
Expenses excluding special charges	62,975	67,332
Special charges	3,195	—
Operating Income/(Loss)	1,440	3,450
International Operations
Net Sales	9,154	8,997
Expenses excluding special charges	9,580	8,637
Special charges	—	—
Operating Income/(Loss)	(426)	360
Consolidated
Net Sales	79,764	79,779
Expenses excluding special charges	72,555	75,971
Special charges	3,195	—
Operating Income/(Loss)	1,014	3,808
	Six months ended June 30, 2000	Six months ended June 30, 1999
USA Operations
Net Sales	$134,247	$127,010
Expenses excluding special charges	124,887	120,805
Special charges	3,952	—
Operating Income/(Loss)	5,408	6,205
Assets	226,970	201,880
Accounts Receivable	57,523	44,595
Inventory	47,330	45,337
International Operations
Net Sales	21,781	11,722
Expenses excluding special charges	22,393	11,596
Special charges	—	—
Operating Income/(Loss)	(612)	126
Assets	29,333	35,080
Accounts Receivable	13,743	15,209
Inventory	6,444	8,935
Consolidated
Net Sales	156,028	138,732
Expenses excluding special charges	147,280	132,401
Special charges	3,952	—
Operating Income/(Loss)	4,796	6,331
Assets	254,539	236,960
Accounts Receivable	71,266	59,804
Inventory	53,992	54,272

    The changes in the international operations are primarily due to the acquisition of Siliani Harmon on April 30, 1999 as described in the 10-K for the year ended December 31, 1999. Due to the timing regarding when the Italian railroads release projects to suppliers, Siliani Harmon normally generates the vast majority of its profit in the second half of the year.

Liquidity at June 30, 2000

    At June 30, 2000, the Company had $26.2 million in liquidity. This consisted of $5.8 million in cash and cash equivalents plus $20.4 million available under bank lines of credit. The current ratio at June 30, 2000 was 2.05 to 1 compared to 1.80 to 1 at December 31, 1999 and 2.06 to 1 at June 30, 1999. Cash provided by operating activities for the six months ended June 30, 2000 was $5.6 million compared to cash used in operating activities of $0.8 million for the same period one year ago. Cash used for investing activities in the three months ended June 30, 2000 was $7.9 million as compared to $28.2 million in the prior year. The prior year included $20.9 million paid in connection with the acquisition of businesses. Cash provided by financing activities in the three months ended June 30, 2000 decreased to $1.2 million from $36.7 million in the prior year. The decrease was principally the result of borrowings in 1999 used to fund acquisitions and working capital requirements. The company believes it has sufficient liquidity to execute its plans.

Litigation Update

    Union Switch & Signal ("US&S") has declared the Company's subsidiary, Harmon Control and Information Systems, Inc. ("HCIS") in default on a New York City Transit System Automatic Train supervision subcontract. US&S consequently terminated the subcontract on April 18, 2000. The total original contract award was approximately $15 million. The Company considers the action taken by US&S to be improper and unjustified. HCIS therefore filed an arbitration claim dated June 6, 2000 in New York alleging wrongful termination by US&S of its subcontract. The amount claimed by HCIS is $5.6 million. US&S has filed a counterclaim dated July 6, 2000 for an amount in excess of $14.5 million. Because the dispute is in the early stages, the Company is unable to predict the likelihood of a favorable outcome.

    Rail Safety Engineering, PC ("RSE") filed a complaint against the Company on April 24, 2000 alleging that the Company breached its contract with RSE by not paying RSE $714 for work done to assist in the development of the vital station computer of the Company advanced automatic train control ("AATC") system. The Company is installing the AATC system on the San Francisco Bay Area Rapid Transit District ("BART"). The Company filed its answer on July 2, 2000 denying that any additional funds were owed to RSE and its counterclaim that RSE failed to perform its agreement. Because of this failure, the Company was damaged in an amount as yet to be determined, but in an amount expected to exceed $1.6 million. Because the dispute is in the early stages, the Company is unable to predict the likelihood of a favorable outcome.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:
Exhibit Number	Exhibit	Page(s)
3(ii)	Bylaw amendments
11	Computation of per share earnings
27	Financial Data Schedule

(b)
Reports on Form 8-K:

None during the second quarter of 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMON INDUSTRIES, INC.
Date: August 3, 2000	/s/ BJORN E. OLSSON Bjorn E. Olsson, President and Chief Executive Officer
Date: August 3, 2000	/s/ STEPHEN L. SCHMITZ Stephen L. Schmitz, Executive Vice President-Finance

QuickLinks

PART I. FINANCIAL INFORMATION
HARMON INDUSTRIES, INC. Consolidated Statements of Earnings (Loss) For periods ended June 30, 2000 and 1999 Amounts in thousands (except per share data) (Unaudited)
HARMON INDUSTRIES, INC. Consolidated Balance Sheets In thousands of dollars
HARMON INDUSTRIES, INC. Consolidated Balance Sheets (Continued) In thousands of dollars
Harmon Industries, Inc. and Subsidiaries Note to Condensed Consolidated Financial Statements March 31, 2000 and 1999 (Unaudited)
SIGNATURES